Form 10KSB
period 2000-03-31
MOLECULAR DIAGNOSTICS & THERAPEUTICS INC
filed 2000-07-14
CIK 1109888

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

   [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

         For the fiscal year ended March 31, 2000

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

         For the transition period from _______________ to _______________

         Commission file number 33-33662

                   Molecular Diagnostics & Therapeutics, Inc.
             ----- -----------------------------------------------
                 (Name of small business issuer in its charter)

             Colorado                                     84-1191749
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

1880 Industrial Circle, Suite B-3, Longmont, CO                     80501
--------------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number (303) 485-8500

Securities registration under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       None                                              N/A

Securities registered under Section 12(g) of the Exchange Act:

             ------------------------------------------------------
                                (Title of class)

             ------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No x

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         State issuer's revenues for its most recent fiscal year.     $-0-

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. N/A

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,068,123

         Transitional Small Business Disclosure Format (check one):

         Yes         No   x
             -----      -----

                                     PART I

Item 1. Description of Business.

         General

         Over the past three years our efforts have been focused upon organizational activities, development of a business plan, development of plans for our permanent facility and final development of plans for our cyclotron and its components that will provide a higher beam current and multiple beam lines. We have entered into a contract to purchase land for our permanent facility, developed a web-site, obtained funding from successful offerings A through I shares of preferred stock (all of which shares have been converted to common stock) and are preparing the radioactive materials and establishment license applications and Investigational New Drug/New Drug Applications for certain proposed radiopharmaceutical products, for filing with the Colorado Department of Public Health and Environment--State Laboratory and Radiation Services Division and the Food And Drug Administration. In addition to preparing these applications, Mr. Malcolm H. Benedict, our CEO, has developed a technetium-99m generator system, which he believes to be technologically feasible and patentable, for the purpose of automating the radiochemical and radiopharmaceutical manufacturing process using robotics technology.

         We  plan  to   manufacture,   market   and   distribute   a  range   of
radiopharmaceuticals and radiochemicals to the nuclear medicine industry, an endeavor that represents the merger of medicine and biology. We will employ new machines and techniques in a proprietary approach that gives superior quality products while sharply lowering costs. Radiopharmaceuticals and radiochemicals are used to identify and label radioactive elements in medical diagnostics, biological research and commercial applications. According to the Institute of Medicine, while the production methods of radiopharmaceuticals are antiquated, the nuclear medicine industry is growing substantially with an estimated $7 to $10 billion dollars spent annually in the United States alone, thirteen percent (13%) of which represents radiopharmaceuticals (Isotopes for Medicine and Life Sciences, National Academy Press: 1995). We will employ an Internet site for our marketing applications and to serve as one of the portals for all levels of users.

         Our Approach

         Nuclear medicine is the field that administers radioactive drugs to patients for the diagnosis of diseases such as heart disease and cancer. When these radiopharmaceuticals are given to a patient, they are taken up within the body according to their physical and chemical properties. These individual radiopharmaceuticals are chosen based on their attraction for particular body organs or other sites of clinical concern. Radiopharmaceuticals are different from standard pharmaceuticals since they are not intended to change the body's normal biological functions. Radioactive elements behave chemically and pharmacologically in a manner similar to their non-radioactive counterparts. We intend to acquire several unique and powerful new cyclotrons that will provide us with the capability to make less expensive and purer radioactive elements than the competition. We will combine our manufacturing approach with a computerized robotic system that:

         o        Reduces manufacturing labor costs;

         o        Enables a 24-hour production and quality control cycle;

         o        Reduces staff exposure to radiation;

         o        Eliminates expensive, repetitive errors;

         o        Guarantees    consistent   quality   with   every   batch   of
                  radiochemicals and radiopharmaceuticals; and;

         o        Permits local delivery with lower inventory and wastage.

         Our system will replace older lower amperage, single beam instruments using manual procedures that have produced poorer quality and higher costs than our proposed system. We believe that:

         o Our technology and process will change the production methods for radiopharmaceuticals;

         o We have sharply superior technology compared to existing manufacturers;

         o        We can manufacture with high gross margins;

         o        Our products will improve the quality of healthcare.

         We are prepared to file the necessary applications required for licensing and/or regulatory approval, upon opening our temporary facility, with the Colorado Department of Public Health and Environment--State Laboratory and Radiation Services Division, for the handling of radioactive materials and, upon opening our permanent facility, with the Food and Drug Administration for the operation of a nuclear medicine laboratory and for the production of iodine radiopharmaceutical products. Under an agreement between the State of Colorado and the Nuclear Regulatory Commission, approval of our application by the State will provide us with all necessary approval by the Nuclear Regulatory Commission.

         Business Strategy

         The acquisition of our powerful cyclotron, designed by our CEO and manufactured by EBCO Technologies, Inc., will provide us with the most powerful radioactive element production cyclotron of its kind. This instrument is capable of providing higher beam current and multiple (5) beam lines. Increasing the beam current focuses higher energy that then produces higher purity radioactive elements with greater commercial yields. Multiple beam lines increase the number of radioactive elements produced at a given time.

         Construction and licensing of our facility and installation of our first cyclotron will enable us to begin producing, subject to regulatory approval, our first two radiochemical and radiopharmaceutical products, sodium iodide 123 solutions and capsules and fluorine 18 FDG. At the same time we will acquire and install a PET camera and establish our diagnostic imaging center to serve the Rocky Mountain region. We will also produce technetium-99m generators. Technetium-99m is used in certain diagnostic procedures such as brain liver, lung or kidney scans.

         The radioactive drug producing equipment, coupled with computerized robotics, provide a fully automated and integrated system for the manufacture of radioactive drugs. Computerized robotic manufacturing provides numerous advantages to the system for the production by generating higher purity, higher yield, and cost-effective radioactive drugs. Our system replaces instruments using manual procedures for the production of radiopharmaceuticals. These antiquated instruments, coupled with outdated procedures, produce poor and inconsistent quality, low yield, and higher cost radiopharmaceuticals.

         We will manufacture eight of the 34 radiochemicals and radiopharmaceuticals (listed below) in our Nuclear Regulatory Commission application. New drugs in research pipelines promise to accelerate applications even more, and we expect to be in a significant position to supply increased demand.

         o        Sodium Iodide-123 solution for thyroid studies

         o Fluorine-18 FDG (Fluor-Deoxy-Glucose) used to test metabolic function for PET (Positron Emission Tomography)

         o        Carbon-11 used to detect brain tumors

         o        Nitrogen-13 used for cardiac blood flow studies

         o        Oxygen-15 used in studying blood flow

         o Palladium-103 primarily used as a therapeutic for treating prostate cancer

         o        Gallium-67 used as therapeutic for skin cancer

         o Technetium-99m (Sodium Pertechnetate) solution for diagnostic procedures

         We will employ an in-house direct mail and telephone strategy. We will market and drop-ship directly to diagnostic centers and university hospitals. We also have incorporated an aggressive approach to use of the internet in concert with traditional forms of communication in our industry.

         Market Analysis

         Overview

         While radioactive elements are essential in medicine, these elements also find wide parallel uses in research in chemistry, physics and geosciences with additional needs existing in the commercial sector. The U.S. Department of Energy (DOE) and its predecessors, the Atomic Energy Commission and the Energy Research and Development Agency, have supported the development and application of these elements in a technology transfer. One of every three hospitalized patients in the United States undergoes a nuclear medicine procedure. More than 36,000 diagnostic medical procedures that employ radioactive elements are performed daily in the United States and close to 100 million laboratory tests that use radioactive materials are performed each year. Radiopharmaceuticals are also used to deliver radiation therapy to a growing number of patients each year (approximately 180,000 in 1998). (Source: National Academy Press, Division of Health Sciences Policy).

         Current Nuclear Medicine Industry Status

         The   nuclear   medicine   industry  is  governed  by  dated  New  Drug
Applications and Drug Master Files which, in order to change, would require the following:

         *Designing new technologies for manufacturing;

         *Developing new chemistries within some of these drugs;

         *Developing new processing and operational procedures.

         *Developing prototypes for each area;

         *Streamlining distribution centers (nuclear pharmacies); and

         *Revising Drug Master Files to reflect all new technologies and operational procedures.

         In order for the nuclear medicine industry to make the above changes, they must continue to operate their old manufacturing facility according to their existing New Drug Applications until a supplemental application for each new drug product is submitted and approved. This could significantly increase the products' cost since the estimated cost for a New Drug Application
(Supplemental Application) may exceed $1 million per drug application. The effect of these changes are delays in availability for 9 months for minor changes and 4 years for major changes, provided a completely new New Drug Application is not demanded by the Food and Drug Administration. For these reasons, not many companies would attempt a supplemental application. A change in the Current Good Manufacturing Practices (cGMP's) requires intensive capitalization to deliver quality diagnostic medicine.

         The Nuclear Medicine Market

         Nuclear medicine today in the United States is a multi-billion dollar industry. One of every three hospitalized patients in the United States undergoes a nuclear medicine procedure. Since 1994, the nuclear medicine industry exceeded the growth rates of the general medical community. The market has been estimated to have grown to $7 to $10 billion (Isotopes for Medicine and the Life Sciences, National Academy Press; 1995). There are in excess of
110,000,000 target organ procedures that will be performed annually using nuclear medicine throughout the United States (Isotopes for Medicine and the Life Sciences). The growth of nuclear medicine is due to new methods of diagnostic procedures. The increase in the average age of the general population ensures that nuclear medicine will continue to play an expanded role in medical diagnosis.

         The radiopharmaceuticals of tomorrow depend on the investigation of radioactive drugs and therapeutic drugs of today. The vast potential of molecular nuclear medicine may not be realized with current limitations in the supply of research radioactive elements. We believe with lower cost, higher quality and effective distribution, the potential market is much greater than presently exists.

         Within the industry, three major markets co-exist: the commercial market, the medical market and the research market. Our product lines will cross over into each of these special markets. The demand for different product lines, however, will vary in each market. The commercial market consists of those companies producing sealed sources or who produce commercial technetium-99m generators distributed directly or indirectly to the medical market. The research market is widespread and diverse throughout the United States. It includes universities as well as private research facilities. The government research activities are also included in this segment.

         The medical market is the largest of these broad segments. It includes all the nuclear medicine facilities in hospitals and clinics throughout the country. These facilities provide both diagnostic and treatment programs. Over 8,000 physicians practice nuclear medicine in the U.S. The radiopharmaceutical wholesale market accelerated rapidly due to the introduction of Thallium-201 and the general growth of nuclear procedures. Thallium-201 sales increased because of increased utilization of examinations of the heart by means of nuclear medicine. Iodine-123 sales also increased dramatically to $14.7 million due to the increase in the renal studies being done and sales of other products, such as, indium oxide for blood cell labeling (according to the Society of Nuclear Medicine).

         As we try to estimate the future, it appears that most of the increase in dollar volume will be in new product areas. The largest potential will be derived from the introduction of our new, improved technetium-99m generators. Thus, coupled with increased use of PET scans (diagnostic images) using
Fluorine-18 FDG in new product applications, this additional dollar volume should result in an increased market for radiopharmaceuticals. Within each market segment, the customer base is varied. Physicians and hospitals comprise the principal customer base in the medical division. Universities, research scientists and government facilities constitute the base in the research division, with commercial manufacturers and distributors in the commercial division. In each section the customer base and the direct purchasers of our products have been identified. Specific marketing and sales programs have been developed to serve every customer base within each section.

         We estimate the current market of products and categories as follows:

================================================= ==========================
Wholesale market (radiochemicals)                             $ 950,400,000
------------------------------------------------- --------------------------
Research market                                              $1,607,555,000
------------------------------------------------- --------------------------
Retail market                                                $8,553,600,000
------------------------------------------------- --------------------------
Therapy                                                       $ 110,000,000
================================================= ==========================

         Sales and Distribution

         We will capitalize on the expertise of Malcolm Benedict and Donald Ludwig Ph.D., for the distribution of our products. Mr. Benedict and Dr. Ludwig have many contacts throughout the nuclear medicine community. We expect to use an established distribution program, plus an in-house direct mail and telephone campaign. We will market and drop-ship directly to physicians, universities, diagnostic centers, nuclear pharmacies and hospitals. Mr. Benedict has also taken the required steps to ship product. Our shipping requirements will be in compliance with all the regulatory agencies.

         Technology, Production and Products

         Overview

         Developments in therapeutic and diagnostic drugs have historically come from the need to improve treatment regimens and provide more accurate diagnoses. Specifically, improvements in radiopharmaceutical diagnostic drugs are required to provide a clearer picture of the affected organ system to prevent misdiagnosis. Diagnostic procedures that can provide more accurate diagnoses, significantly reduce costs to the entire health care system: the patient, the hospital, third party payors and the employer.

         Technology

         Our technology focuses on an integrated system that can produce high quality, cost effective radiopharmaceuticals. Our technology includes instruments for the production of radio chemicals with computerized robotics for the manufacture of these radiochemicals.

         Cyclotron. A cyclotron is an instrument used by physicists to accelerate elementary particles to energies effective in causing chemical, atomic, sub-atomic and nuclear reactions to occur. Historically, the cyclotron was a large, heavy and expensive piece of equipment. Newer systems are medium weight, efficient, automated and cost effective. Cyclotrons accelerate charged particles in a circular pathway through accelerating gaps. The internal parts of the cyclotron that accomplish this process are in the shape of the letter "D" and are referred to as Dees. A charged particle, such as the proton, is accelerated from one dee to the next dee by the means of a voltage increase across the face of the dees. As the proton passes from one dee to the next dee, its velocity or momentum increases. At a certain specific energy the protons, which form the beam, are directed from the cyclotron to the target producing radioactive products of interest. All radiopharmaceutical substances produced by these methods are produced at specified energy levels in order to maximize production and minimize impurities that reduce the product's safety and efficacy. The cyclotron accomplishes the same function by directing the particle beam through a series of accelerating nodes that are arranged in a spiral.

         The production process for cyclotron produced radioactive elements is similar to that associated with certain aspects of nuclear reactors in that special stable material targets have to be prepared. Targets are bombarded by the cyclotron using charged particles, which are appropriate for the particular nuclear reaction. This is followed by a chemical separation process to prepare the desired form of the radiochemical. However, there is a tremendous shortage of cyclotron produced radiochemicals for domestic use. The Journal of Nuclear Medicine, Vol. 34, Number 6, June 1993 stated, "that the Department of Energy
(DOE) indicates that the department recognizes that this is a very serious issue and the department is making every effort that it can".

         We believe that the cyclotron will be the primary production unit for the next 10 to 25 years. Linear accelerators are machines for the future as nuclear medicine expands. We believe the cyclotron, however, will not outgrow its usefulness for producing radioactive elements at a low cost. Linear accelerators are in the experimental state and have not been proven for commercial production. The linear accelerator and cyclotron are both based on the technology of accelerating charged particles to very high velocities, and therefore high energies. The particle beam is then directed into "targets" consisting of stable atoms. The high energies of the particles cause the non-radioactive target material to become radioactive through nuclear changes. Cyclotrons have the advantage of smaller size and may operate in a much smaller space, thus being more advantageous to nuclear medicine industry applications. We believe that cyclotrons also are less expensive to operate than linear accelerators and therefore are more ideal for small to large volume operations. Cyclotrons are being used in industrial applications as well as other various uses such as cancer therapy, explosive and incendiary detection, nondestructive materials testing and mineral content determination and analysis. These areas are also very profitable and are continuing to expand.

         The acquisition of several powerful cyclotrons from EBCO Technologies, Inc. will provide us with the most powerful radioactive element production cyclotron of its kind. This instrument is capable of providing higher beam current and multiple (5) beam lines. Increasing the beam current produces higher energy targets that generate higher purity radio active atoms with greater production yields. Multiple beam lines increase the number of radioactive atoms produced at a given time. We believe that no other company has this technology available to them at this time.

         Technetium-99m Generator. The use of radiopharmaceutical products called technetium-99m generators is advantageous because these products show the function of major body organs. Technetium-99m is used because it provides good resolution and efficiency with the nuclear medicine camera. The producers of these generators replace the customer's product on a weekly and bi-weekly basis. The capacity of the generator is selected so that it provides sufficient output for one to two weeks. The larger users, such as the nuclear pharmacies, may order one or more generators per week. E.I. du Pont deNemours and Company, Amersham Pharmacia Biotech Ltd. and Mallinckrodt Inc. now produce generators for the United States market. These companies produce generators in the 1 to 15 Curie range. Our generators will be in the 100 to 1,600 Curie range. We believe that this is substantially higher in quality and quantity than anything available in the market.

         Our strategy will be to challenge this market by introducing a permanent, proprietary rechargeable generator invented by our founder, Malcolm
H. Benedict. We believe such a generator will offer a purer and more cost-effective product. These generators will also provide handling advantages (such as reducing radiation exposure) over the industry's existing disposable units. The new technetium-99m generators will be placed in nuclear pharmacies or clinics in major metropolitan areas throughout the country. The role of these entities will be to supply the product to hospitals and clinics, thus eliminating the need for such facilities to own and operate their own generators. We believe the instant availability of massive quantities of a purer technetium-99m, through a local distribution network will offer an advantage to the physicians and this will also represent a substantial cost savings to the hospital and the patient. We believe that the greater availability of the drug can also be expected to increase the use of radiopharmaceuticals, which will increase our market share and sales volume.

         Development and Manufacturing of Radioactive Elements

         Radioactive elements are produced either in a nuclear reactor or particle accelerator (one of two kinds of cyclotron). After target elements are bombarded by a particle beam from a cyclotron or linear accelerator, the resultant radioactive elements are processed into radiochemicals in specially designed facilities. These radiochemicals are then processed into radiopharmaceuticals for distribution and use in nuclear medicine laboratories and clinics.

         Radiopharmaceuticals are used in extremely small quantities to make the drugs safe and effective for human use. The radiopharmaceuticals on the market today are safe in that they reduce radiation exposure to the patient; however, we believe that they could be greatly improved. Radiopharmaceuticals are prepared in various forms, such as capsule, sterile solutions and single or multiple dose vials for injection into the body. Most of the available radiopharmaceuticals are used in the form provided by the manufacturer. Technetium-99m can be utilized in combination with various other compounds or it can be used in its more basic form, as technetium-99m, for brain and thyroid scanning.

         In order to develop radiopharmaceuticals, it is necessary:

         * to establish a chemical similar to a body substance, which can be represented by a specific radiopharmaceutical, that will demonstrate dynamic function of an organ or gland.

         * to determine the amount of time it takes to reach the organ or target of interest in the body and to determine the effect on surrounding body regions which might blur and confuse the evidence of the diagnosis. The objective is to maximize the scan and make sure it does not compromise the other qualities sought.

         * for the radioactive material to have the minimum or lowest possible physical useful life consistent with the practicality of the time required for shipment. Generally, the shorter the useful life of the radiopharmaceutical, the safer the drug is to administer to the patient. Therefore, more diagnostic information can be recorded from the patient in a shorter time period. The shorter useful life of the radiopharmaceutical diminishes radiation exposure to the patient by reducing the time that the body is exposed to the radioactive form of the material. The object is to minimize the radiation dose to the patient while getting a moving picture of the organ of interest.

         In addition, radiopharmaceuticals used in conjunction with complementary procedures can assist in the diagnosis and tracking of a disease. For example, the combination of two radiopharmaceuticals, "technetium-99m" and "xenon 133" can be used to study lung perfusion. Lung perfusion demonstrates the flow of blood through the lungs whereby the xenon 133 gas inhalation demonstrates the viability of the air passages in the lung. This provides a very accurate assessment of the function of the patient's lungs.

         We   plan   to   manufacture    the   following    radiochemical    and
radiopharmaceutical products in the first year following the opening of our permanent facility:

         Sodium Iodine-123. Iodine is an essential element in the normal diet and is extracted by the thyroid gland and converted into thyroxin and other thyroid hormones. Sodium Iodine-123 has been used by physicians in order to discriminate between the many types of thyroid dysfunction and disease. Sodium Iodine-123 radiopharmaceutical has ideal chemical properties for studies of the thyroid. Furthermore, many drugs and metabolically active compounds can be labeled by the inclusion of sodium iodine-123 without loss of biochemical activity. For example, sodium iodine-123 labeled amphetamines are used to determine the regional cerebral blood flow in patients who have suffered, for example, a stroke. The New York State research foundation was responsible for the research and origin of Sodium Iodine-123 HIPDM. Our founder, Malcolm Benedict, was responsible for the development and commercialization of Sodium Iodine-123 HIPDM into a finished radiopharmaceutical. This product is also used for strokes, Alzheimer's disease, epilepsy and brain imaging. Due to its low toxicity, it is equally well tolerated by adults and children.

         PET Products. These products, which are listed below, are produced entirely by cyclotrons and must be processed as radiochemicals, formulated into radiopharmaceuticals and administered to patients within a very short time. These products have been generally produced in a research hospital environment and are now used on site on a commercial basis.

         o Fluorine-18 (FDG) has a useful life of 110 minutes and is a radiochemical that can be incorporated into organic chemicals and used as a radiopharmaceutical. It is also used to produce other products for specific purposes that can be used for examination of many different organs.

         o Carbon-11 has a 20-minute useful life and can be incorporated in many organic compounds to replace non-radioactive Carbon-12. Sometimes, physicians prefer to use Carbon-11 Methionine in the detection of disease with brain tumors that cannot be detected with Fluorine-18 (FDG).

         o Nitrogen-13 has a 10-minute useful life and can be incorporated into numerous organic compounds. An application of this type of study is to attach a radiopharmaceutical and physical process continuously going on, in living organisms and cells. Nitrogen-13 is often used for cardiac blood flow studies.

         o Oxygen-15 has a 2-minute useful life and is used in studying blood flow of the brain and the heart by labeling ordinary water.

         The PET camera produces images from the emitting of the radiopharmaceutical administered to the patient. PET is the most accurate test to reveal coronary artery disease or rule out its presence. The PET images can show inadequate blood flow to the heart during stress, which goes undetected by other non-invasive cardiac tests. We believe that at this time PET is considered to be one of the best diagnostic methods to determine the viability of heart tissue for blood flow studies. PET imaging can be used on the following cancers: lung, colorectal, breast, adrenal and brain. PET can be used to determine the location of tumor cells. Because tumor cells are more metabolically active than normal cells, a PET scan easily detects them. PET scans can also determine whether a tumor is benign or malignant, whether cancer treatment, such as chemotherapy, has been effective. Clinical indications for imaging in neurology include the evaluation of primary central nervous system tumors, epilepsy and dementia.

         We plan to manufacture the following radiopharmaceutical products in the second year following the opening of our permanent facility:

         Gallium-67. This product tends to concentrate in tumors and abscesses. The primary use of this radiopharmaceutical is the detection of cancer. It has application in many specific tumors (lymphoma, melanoma, carcinoma, lung, and hematoma) and a wide variety of tumors common in pediatric patients. Gallium-67 also is known to concentrate in sites of local or systemic inflammation and is therefore valuable as a screening tool for infections of non-specific origin, for which there are no other diagnostic or localizing techniques.

         Technetium-99m. Technetium-99m is a common radiopharmaceutical used for showing the function of major body organs and other tissues (brain, lung, legs, bone, liver, and kidney). Technetium-99m, alone, or combined with other agents, is used to determine brain blood flow (brain scan image), lung scans before and after surgery, thrombosis in the peripheral vascular system, bone diseases and tumors in various organs. Technetium-99m is delivered in bulk and requires a specialist in nuclear medicine to be on duty in each of the medical facilities or nuclear pharmacies.

         Palladium-103. Palladium-103 is a form of small radioactive pellets which are implanted in a patient's prostate under ultrasound guidance to destroy a tumor. These small radioactive sources ("commonly called "seeds") are permanently implanted, via needles, into the prostate gland, and are clinically excellent therapy for the treatment of early-stage prostate cancer.

         Intellectual Property

         We do not have any issued patents or patents pending. We anticipate filing patents for many of our robotic manufacturing procedures, radiochemical targets and technetium-99m generator.

         History

         We are dependent upon the extensive expertise of Malcolm H. Benedict, our founder, Chairman, President and Chief Executive Officer. In 1972, Mr. Benedict founded Benedict Nuclear Pharmaceuticals, Inc., ("BNPI"). BNPI began producing radiopharmaceuticals under the control of the Nuclear Regulatory Commission and the State of Colorado Health Department, acting in place of the Federal Food and Drug Administration, and later consented to make filings under Food and Drug Administration procedures. Mr. Benedict has devoted his principal efforts and resources to meeting the regulatory requirements necessary to manufacture radioactive drugs. In August 1981, the Food and Drug Administration granted BNPI an Investigational New Drug permit to manufacture and conduct clinical trials on Iodine-123 capsules (Iodine-123). After reporting the findings on the safety and effectiveness of these drugs, BNPI submitted a New Drug Application for Iodine-123 capsules (Iodine-123). BNPI's New Drug Application was awarded in May 1982. The application was completed in nine months from the initial acceptance until final approval. Canada's Radiation Safety Bureau issued BNPI a New Drug Application for its Iodine-123 capsules within three months of filing the necessary documentation. Similarly, an Investigational New Drug/New Drug Application was filed for Thallium-201. Mr. Benedict left BNPI in 1991, and subsequently that firm was merged with several other companies prior to its acquisition by Syncor, Inc.

         Competition

         We believe that six major corporations currently dominate the radiochemical and radiopharmaceutical industry; however, brand name competition is not a significant factor in marketing diagnostic drug products; the improvement of the quality and purity of diagnostic drug products will be a more significant factor. The six major manufacturers that we have identified are E.I. du Pont deNemours and Company, Mallinckrodt Chemical Corporation, Nycomed-Amersham International, MDS-Nordion, International Isotopes and
Theragenics. Our cyclotrons, which we expect to be manufactured by EBCO Technologies, Inc., will run at an energy level, which we believe far exceeds the cyclotron capacity of our competitors.

         Fundamental Weaknesses of the Industry.

         There are inherent weaknesses within this industry. The companies referred to in the preceding paragraph began manufacturing radiopharmaceuticals from the products developed for university-generated research. As a result, they were not committed to the development of quality products at a low cost. Their entire business was based on their ability to obtain Food and Drug Administration approvals on these drug products as they were developed. For the most part, they operate today from the New Drug Applications and Drug Master Files that were developed 15-20 years ago.

         We believe our technological innovations and production techniques will allow us to produce and market existing radiopharmaceuticals and radiochemicals at a lower cost and to develop new radiochemical and radiopharmaceutical products. These innovations we believe will provide impetus that will change the nuclear pharmaceutical market and allow us to improve the industry through quality, cost and distribution upgrades.

         Currently, radioactive elements produced by a cyclotron accelerator are manufactured in the United States by companies, primarily, we believe, for their own radiopharmaceutical products. We believe that hospitals, medical institutions and universities also produce certain short-lived radioactive elements utilizing small cyclotron accelerators, principally for their own radiopharmaceutical needs. These producing companies have substantially greater capital and other resources than we do, and there can be no assurance that they may not elect to produce radioactive elements for commercial sale. The U.S. government also produces radioactive elements, primarily for research purposes, in three national laboratories, Brookhaven National Laboratory, Los Alamos National Laboratory and the Oak Ridge, Tennessee National Laboratory, and has announced that it plans to modify the nuclear reactor at Sandia National Laboratory in Albuquerque, New Mexico to produce certain radioactive elements. In addition, there can be no assurance that a third party will not contract with the U.S. government to acquire radioactive elements for commercial sale. Outside the United States, MDS Nordion, Inc., a Canadian firm, and Mallinckrodt, N.V. at Petten, a Netherlands firm, both of which have substantially greater capital and other resources than we do, are major producers of cyclotron-produced and accelerator-produced radioactive elements. MDS Nordion, Inc. currently supplies a significant portion of the radioactive materials used in the diagnostic nuclear medicine industry in the United States, and there can be no assurance that we will be able to compete successfully with this firm.

         Government Regulation

         Regulation of Production and Radioactive Waste. The manufacture of radiochemicals and radiopharmaceuticals is subject to extensive federal and state regulation. Prior to commencing operations, we must obtain approval of our facility from the various agencies which administer these regulations, and prior to transporting medical use radiochemicals and radiopharmaceuticals across state lines, we must obtain approval from the Food and Drug Administration. In addition, the Department of Transportation regulates the quantity and method of shipment of radioactive materials, and sets specifications with respect to the class of shipping containers used. Our facilities will be subject to continual inspection for compliance with state and federal regulations, which require that we manufacture radiochemicals and maintain manufacturing, testing and quality control records in a prescribed manner. See "Risk Factors--Government Regulation." Since our facility will have to be approved by the State of Colorado Department of Public Health - State Laboratory and Radiation Services Division, which approves facilities under agreement with the Nuclear Regulatory Commission, we believe it will not be subject to regulation by the Nuclear Regulatory Commission or the Department of Energy. Food and Drug Administration regulations provide that a radiopharmaceutical production facility may not be used for any purpose other than the production of radiochemicals and radiopharmaceuticals.

         We will be required to file a Drug Master File with the Food and Drug Administration for each radiopharmaceutical which we propose to produce. These radiochemicals and/or radiopharmaceuticals can then be used by other radiopharmaceutical companies for manufacturing their own proprietary radiopharmaceuticals. These products will be covered by New Drug Applications filed by the respective radiopharmaceutical companies, which companies will make reference to our applicable Drug Master File.

         The production and processing of radioactive materials generate a certain amount of low-level, solid radioactive waste. Pursuant to the Low Level Radioactive Waste Policy Act of 1980, states are required to assure the safe disposal of mildly radioactive materials. The handling, retention and disposal of radioactive waste is regulated by various other agencies, which enforce federal regulations promulgated by the Environmental Protection Agency and their own regulations. We believe that radioactive waste that we produce will fall into the category of low-level radioactive waste. Most of this waste will be in the form of used laboratory expendables, such as latex gloves and absorbent paper used to protect laboratory counter tops from direct exposure to spilled materials, which waste will be compacted and disposed of through the usual commercial channels used by universities, medical institutions and industrial users of radioactive materials. Between scheduled waste pick-ups, compacted materials containing longer-lived radioactive materials temporarily will be retained on-site in a specially designed, low-level waste reduction facility, which facility will reduce the amount of radioactive waste that must be removed to a permanent radioactive waste disposal facility. The production of radioactive elements at our facility will include the chemical separation of radioactive materials. This may lead to the production of some mixed hazardous waste, consisting of a mixture of low-level radioactive materials, water, organic solvents and inorganic salts. We will hold such materials on-site for a period of time until the radioactive materials decay to stable materials, at which time the materials can be moved off-site for disposal by commercial waste handlers. Liquid waste resulting from the processing of accelerator-produced controlled products or from the washing down of hot cells or other decontamination procedures will be contained in storage tanks at our facility. It is anticipated that the capacity of the storage tanks will be sufficient to permit the holding of radioactive wastes until decay to negligible levels has taken place. In compliance with applicable state laws, we will maintain a radiation safety committee, comprised of Malcolm Benedict and Dr. Donald A. Ludwig. Our radiation safety officer will be appointed to oversee our radiation safety procedures. The radiation protection officer will control and monitor our compliance with state and federal regulations, and will conduct radiation audits to comply with applicable regulatory requirements.

         Although we intend to comply with all applicable regulations regarding the manufacture and sale of radiochemicals and radiopharmaceuticals, such regulations are subject to change and depend on administrative interpretations. We cannot assure that future changes in regulations or interpretations made by the Food and Drug Administration or other regulatory bodies, with possible retroactive effect, will not have a material adverse effect on us. We also will be subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, fire hazard control and disposal of hazardous or potentially hazardous substances. We cannot assure that we will not incur significant costs in complying with such laws and regulations or that such laws or regulations will not have a material adverse effect upon us.

         Medical imaging centers must comply with regulations, promulgated in most states by an agency of the state government under authority delegated by the Nuclear Regulatory Commission, governing the possession and use of radiopharmaceuticals for diagnostic medical procedures. In order to secure approval, a medical imaging center must submit an acceptable site plan for its camera, employ adequate radiation safety and quality procedures, and provide a nuclear medicine physician or other qualified physician who meets certain training and experience standards. Many states have "certificate of need" regulations that require a hospital purchaser or user of expensive diagnostic equipment, such as medical imaging cameras, to obtain regulatory approval prior to purchasing the equipment. A primary purpose of those regulations is to contain health care costs by restricting the number of similar units in a particular locality. We cannot assure that such requirements or the delays that may be occasioned thereby will not limit our ability to market and sell our products.

         Other Regulations. If we enter into agreements with suppliers to acquire various controlled-items, neutron-produced research and therapeutic radiochemicals or accelerator-produced radiochemicals for our distribution, we will be subject to various regulations regarding the handling of radioactive materials. Compliance with such regulations will be the responsibility of the contracting supplier. Any radiopharmaceuticals developed under arrangements between us and medical institutions and universities, including preclinical animal studies, the filing of an Investigational New Drug application, human clinical trials and the approval of a New Drug Application, will require prior approval of the Food and Drug Administration, which has established mandatory procedures and standards for the clinical testing, manufacture and marketing of therapeutic and diagnostic products. Obtaining approval from the Food and Drug Administration could be a time consuming and costly process.

         We also will be subject to regulation by the Environmental Protection Agency, Occupational Safety and Health Administration and other agencies with respect to the radioactive content of water and air discharges and the handling and disposal of radioactive waste. We intend to comply with all such laws and regulations and believe our facilities and operations will not create any hazards to nearby residents, employees or visitors. See "Risk Factors--Government Regulation".

         Regulatory Approvals. We are prepared to file the necessary applications required for licensing and/or regulatory approval from the Colorado Department of Public Health and Environment - (State Laboratory and Radiation Services Division) for the handling of radioactive materials and the Food and Drug Administration for the operation of a nuclear medicine laboratory and for the production of iodine radiochemical products. We believe these licenses will be granted when the building and equipment are completed in our temporary and permanent facilities and final inspection has taken place. We do not anticipate any obstacles in our ability to obtain the required licenses.

         Product Liability and Insurance.

         The use of our radioactive elements in radiopharmaceuticals and in clinical trials may expose us to potential product liability, which is inherent in the testing, manufacture, marketing and sale of human diagnostic and therapeutic products. In addition, the failure to effect timely delivery of radioactive elements may cause a delay in a scheduled test or procedure or result in the functional loss of radioactivity of the radioactive elements, thereby exposing us to potential liability. We currently have no product liability insurance. We intend to obtain product liability insurance prior to commencing production of any radioactive elements and prior to the manufacture and sale of any products, but there can be no assurance we will be able to obtain or maintain such insurance on acceptable terms or that any insurance obtained will provide adequate coverage. Claims or losses in excess of any liability insurance coverage ultimately obtained by us could have a material adverse effect on us.

Item 2. Description of Property.

         We currently lease office space at 1880 Industrial Circles, Suite B-3 in Longmont, Colorado and additional space in Boulder, Colorado. The office space in Boulder, Colorado is subleased to an unrelated entity. Upon completion of our public offering, we anticipate temporarily leasing additional space in Longmont to begin production and sale of sodium iodide-123. We will also purchase land for and begin construction of our permanent facility. We have entered in to a contract to purchase approximately 5.5 acres of land (with an option to purchase an additional 5 acres) in Weld County, Colorado, approximately 6.7 miles east of Longmont, Colorado and approximately 2.3 miles west of Interstate 25, Colorado's major north-south throughway. We have deposited 102,000 shares of common stock in an escrow account for that purchase and we anticipate, pending the fulfillment of all conditions to the purchase, closing on the purchase in July, 2000; however, we cannot assure that we will be able to close on the purchase.

         We will obtain insurance on our facilities for fire, theft and general liability coverage during the period of any occupied or leased facility. The dollar value of the property coverage shall not be less than eighty (80%) of the replacement cost of the facility and equipment, unless otherwise covered in an equal amount.

Item 3. Legal Proceedings.

         There are no legal proceedings to which we are a party.

Item 4. Submission of Matters to a Vote of Security Holders.

         There was no matter submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         There is no public market upon which our stock is traded. We have applied to have our stock traded on the National Association of Securities Dealers Automated Quotation (Small CapSM) system ("NASDAQ"). We have been advised by NASDAQ that the staff is unable to move forward with the listing process until our public offering closes and we can demonstrate compliance, on a post-offering basis, with the NASDAQ (Small CapSM) market listing requirements. Upon completion of our public offering we expect to comply with NASDAQ's listing requirements. We do not have any outstanding options or warrants to purchase, or securities convertible into, our common stock.

         We have an effective registration statement on Form SB-2 on file with the Securities and Exchange Commission to publicly offer a minimum of 200,000 shares and a maximum of 1,000,000 shares of our common stock; this registration statement was declared effective on May 15, 2000. The minimum number of shares must be sold by November 15, 2000 (which date may be extended at our option by 180 days) or the offering will close and all subscriptions received will be returned. The offering is being conducted by Three Arrows Capital Corporation and Travis Morgan Securities, Inc. on a best efforts basis. As of this time, we have not reached the minimum necessary to close on the offer.

         There are currently approximately 337 holders of our common stock. All of our 9,068,123 shares of common stock currently outstanding are "restricted securities" or owned by "affiliates", as those terms are defined in Rule 144, and may not be sold publicly unless they are registered under the Securities Act or are sold pursuant to Rule 144 or another exemption from registration. The 9,068,123 restricted shares will be eligible for sale without registration under Rule 144, 365 days following the completion date of our public offering.

         In the period covered by this report, we have sold the following securities:

         In April, 1999 we issued an aggregate of 35,000 shares of our common stock to seven individuals (5,000 shares each) for their agreement to serve on our Scientific Advisory Board. The shares were valued at the time of issuance at $.75 per share. Each of the individuals was provided with access to all material information regarding an investment in the company and was given the opportunity to ask questions of and receive answers from our executive officers. Accordingly, these issuances were exempt from registration under the Securities Act pursuant to Section 4(2) thereunder.1

         In May, 1999 we issued 6,667 shares of our common stock to an individual for services provided to us. The shares were valued at the time of issuance at $.75 per share. Such individual was provided with access to all material information regarding an investment in the company and was given the opportunity to ask questions of and receive answers from our executive officers. Accordingly, this issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder.1

         In July, 1999 we issued 800 shares of our common stock to an individual as a consulting fee for reviewing documents in connection with our Series H preferred offering. The shares were valued at the time of issuance at $.75 per share. Such individual was provided with access to all material information regarding an investment in the company and was given the opportunity to ask questions of and receive answers from our executive officers. Accordingly, this issuance was exempt from registration under the Securities Act pursuant to
Section 4(2) thereunder.1


------------------------------
1 The sales and issuances of securities in these transactions were deemed by us to be exempt from registration under the Act by virtue of section 4(2) thereof as transactions not involving any public offering. The recipients represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. All shares issued to these persons contained legends restricting transfer of the shares without compliance with applicable securities laws. All recipients either received adequate information regarding the Company or had access through employment or other relationships to such information.

         In July, 1999 the Registrant issued 10,000 shares of its common stock to the Registrant's corporate secretary for her services as secretary. The shares were valued at the time of issuance at $.75 per share. She had access to all material information regarding an investment in the Registrant. Accordingly, this issuance was exempt from registration under the Securities Act pursuant to
Section 4(2) thereunder.1

         In July, 1999 the Registrant issued 33,933 shares of its common stock to an officer of the Registrant as employment compensation. The shares were valued at the time of issuance at $.75 per share. The individual had access to all material information regarding an investment in the Registrant. Accordingly, the issuance was exempt from registration under the Securities Act pursuant to
Section 4(2) thereunder.1

         In July, 1999 the Registrant issued 5,000 shares of its common stock to an individual as a consulting fee for investor relations services. The shares were valued at the time of issuance at $.75 per share. The individual was provided with access to all material information regarding an investment in the Registrant and was given the opportunity to ask questions of and receive answers from the executive officers of the Registrant. Accordingly, the issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder.1

         In August, 1999 the Registrant sold an aggregate of 379,100 shares of its common stock in a private placement to 14 investors for an aggregate consideration of $284,325 ($.75 per share). Each of the purchasers was an existing shareholder of the Registrant and an accredited investor, as defined in Regulation D ("Regulation D") promulgated under the Securities Act of 1933, as amended (the "Securities Act"), who was provided with access to all material information regarding an investment in the Registrant and who was given the opportunity to ask questions of and receive answers from the executive officers of the Registrant. Accordingly, these issuances were exempt from registration under the Securities Act pursuant to Section 4(2) thereunder.1

         In September, 1999 the Registrant issued 20,000 shares of its common stock to an officer of the Registrant as employment compensation. The shares were valued at the time of issuance at $.75 per share. Such officer had access to all material information regarding an investment in the Registrant. Accordingly, this issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder.1

         On November 1, 1999 the Registrant's shareholders approved a three for two reverse stock split. Prior to the split, the Registrant had 12,989,962 common shares outstanding and, following the split, there were 8,659,975 common shares outstanding.

         During January and February, 2000 the Registrant sold an aggregate of 172,796 shares of its common stock in a private placement to seven investors for an aggregate consideration of $194,399 ($1.125 per share). Each of the purchasers was an existing shareholder of the Registrant and an accredited investor, as defined in Regulation D ("Regulation D") promulgated under the Securities Act of 1933, as amended (the "Securities Act"), who was provided with access to all material information regarding an investment in the Registrant and who was given the opportunity to ask questions of and receive answers from the executive officers of the Registrant. Accordingly, these issuances were exempt from registration under the Securities Act pursuant to Section 4(2) thereunder.1

         On March 8, 2000, the Registrant entered into a contract to purchase land and, as part thereof, agreed to issue 102,000 shares of its common stock as earnest money towards the total purchase price of $1,198,730 (unaudited). The stock is being held by the seller's real estate agent pending the closing of the sale. The purchaser is an accredited investor, as defined in Regulation D promulgated under the Securities Act and was provided with access to all material information regarding an investment in the Registrant and was given the opportunity to ask questions of and receive answers from the executive officers of the Registrant. Accordingly, these issuances were exempt from registration under the Securities Act pursuant to Section 4(2) thereunder.1

         During March, 2000 the Registrant sold an aggregate of 76,330 shares of its common stock in a private placement to nine investors for an aggregate consideration of $85,874 ($1.125 per share). Each of the purchasers was an existing shareholder of the Registrant and an accredited investor, as defined in Regulation D promulgated under the Securities Act, who was provided with access to all material information regarding an investment in the Registrant and who was given the opportunity to ask questions of and receive answers from the executive officers of the Registrant. Accordingly, these issuances were exempt from registration under the Securities Act pursuant to Section 4(2) thereunder.1

Item 6. Management's Discussion and Analysis or Plan of Operation.

         We are a development stage company and have not had any revenues from operations; however, we believe our technological and production techniques will allow us to become a significant domestic producer of radiochemicals and radiopharmaceuticals for retail and commercial sale to the nuclear medicine industry. Since our inception, our operations have been limited to developing the concept for our cyclotron and related automatic robotic system, designing facilities for its operations, identifying land, preparing license applications and raising capital.

         As was discussed in the Use of Proceeds section, if we sell only the minimum number of shares offered, the net proceeds will enable us to open our temporary facility and to begin manufacturing and marketing Iodine 123. If we are unable to sell the minimum number of shares being offered, we will continue to seek debt or equity financing through private sources in an amount sufficient to open our temporary facility and then attempt to fulfill our business plan from anticipated earnings.

         We intend to finance the acquisition of the cyclotron, the production facility and the majority of the robotic and manufacturing equipment. We expect to pay interest on the construction loans and advances to the cyclotron manufacturer during the course of construction. The following plan of operation is based upon our selling the maximum number of shares being offered. If we sell less than the maximum, we will determine the proper allocation of the proceeds received in excess of the minimum net proceeds.

         During the first quarter following funding, we will hire five additional people, including a radio-chemist, a controller (CPA) and three clerical people. We will begin filing the applications for the various licenses that will be required. We will complete the acquisition of the land for the permanent facility, including our manufacturing facility, corporate offices and PET diagnostic imaging center. We will also lease a temporary facility and begin constructing the robotic processes that will be employed with the cyclotron production processes. EBCO Technologies, Inc. will begin constructing the cyclotron and orders for related equipment will be placed. Construction will commence upon the permit approval process acceptance. Cash expended will be as follows:

          General and administrative expenses                  $    405,000
          Acquisition of property and equipment                $  1,246,000
                                                               ------------
          First quarter expenditures                           $  1,651,000
                                                               ============

         During the second quarter following funding, construction will proceed on the permanent facility. The manufacture of the cyclotron will also proceed. Work on various applications will still be in process. Our computer system, phone system and laboratory equipment will be ordered. Additional robotic equipment will be purchased. We will begin the implementation of our marketing department, including the hire of two additional personnel. Cash expended during this quarter will be as follows:

          General and administrative expenses                  $   433,000
          Acquisition of property and equipment                $   620,000
                                                               -----------
          Second quarter expenditures                          $ 1,053,000
                                                               ===========

         During the third quarter following funding, we will hire four new personnel to be used in human resources, accounting and clerical positions. Construction of the permanent facility and the cyclotron will continue. We also anticipate that our temporary facility will be licensed and will commence operations. Work will also progress on the various applications. Final payments will be made on the phone system, and computer system. Furniture and fixtures for the permanent facility will be ordered. We will begin the development of other production systems for additional products and begin the coordination of the radiation monitoring system and its installation. Cash will be expended during this quarter as follows:

         General and administrative expenses                     $    500,000
         Acquisition of property and equipment                   $  1,350,000
                                                                 ------------
         Third quarter expenditures                              $  1,850,000
                                                                 ============

         In the fourth quarter following funding, the permanent facility will be completed. The cyclotron and related production equipment will be installed. The permanent facility will be occupied. The full level of general and administration expenses of $323,000 per month will be reached in the twelfth month. Ten technical personnel, including the cyclotron crew, will be hired. Additional production equipment will be purchased. Cash outlays during this quarter will be as follows:

         General and administrative expenses                      $   860,000
         Acquisition of property and equipment                    $   900,000
         Financing and lease payments                             $   815,000
                                                                  -----------
         Fourth quarter expenditures                              $ 2,575,000
                                                                  ===========

         Production and sales are expected to begin during the thirteenth month from our permanent facility; we anticipate sales of sodium iodide-123 from our temporary facility beginning in the third quarter following funding; however, we have not estimated a sales figure for these purposes. Throughout the twelve-month period, excess funds will be invested in money market instruments. Estimated interest income of $320,000 is expected.

         Proceeds of offering                                     $  9,200,000
         Interest income                                          $    320,000
                                                                  ------------
         Funds available                                          $  9,520,000
         Cash expended during first twelve months                 $  7,129,000
                                                                  ------------
         Balance available for further working capital            $  2,391,000
                                                                  ============

         We anticipate that the balance available for further working capital, together with revenues from sales of Iodide-123 from our temporary facility beginning in the third quarter following funding, and revenues from sales of Iodide-123 and other products from our permanent facility commencing in the thirteenth month following funding, will sustain us until we become profitable; however, if we have not become profitable by the time these funds have been expended, we may have to seek capital from other sources, including debt and/or equity financing to continue operations.

         Our program for the balance of 2000 and the first half of 2001 is to complete construction of its manufacturing facility. We will begin development of our sodium iodine-123 radiochemical manufacturing and distribution program. We will also pursue formal relationships with various distributors, universities and medical institutions. Our PET diagnostic imaging center, which consists of our second product, fluorine-18 FDG, a radiopharmaceutical, will be a service to the medical community of the local and surrounding regions. This will be accomplished by offering the local medical communities with the access to the latest PET diagnostic imaging procedures, without the high costs associated with the development with a PET diagnostic center. Following the completion of construction, we intend to move our principal executive offices to our permanent facility and to use that facility to assemble proprietary equipment and finalize the installation and testing of the cyclotron components (targets).

         We have allocated a portion of the net proceeds from this offering for the development of proprietary equipment and also the purchase of wholesale quantities of radiochemicals. We also intend, prior to completion of the manufacturing facility, to enter into preliminary contracts with distributors, universities and medical institutions throughout the United States, and to pursue formal commitments with foreign sources, such as sources in Europe, Russia and Israel, for the acquisition of enriched stable materials necessary for the production of radiochemicals and radiopharmaceuticals; however, there can be no assurance of obtaining these radioactive elements.

         We have recently commenced a $25.0 million capital expansion undertaking that includes $10.0 million in equity offered hereby, $10.0 million in debt for the purchase of our first cyclotron and $5.0 million for the construction of new production and administrative facilities. Although no assurances can be given, we expect that the new cyclotron and facilities will become operational between the middle and the end of 2001. We intend to apply a portion of the net proceeds of this offering toward the purchase of equipment to be installed in calendar year 2000 and use the remainder for working capital and other corporate purposes as appropriate.

         During the course of our development activities from February 2, 1992 through March 31, 2000, we have sustained operating losses, and have an inadequate cash supply. From February 19, 1992 (inception) through March 31, 2000, we raised working capital through offerings of our no par value preferred stock, which was expected to permit us to continue operations.

         We intend to file a patent application with the U.S. Patent and Trademark Office pertaining to the unique automation features of this process; however, we cannot assure that such proposed patent application will be successfully filed or approved, or result in the issuance of letters patent to us.

         Despite the above-described activities and our having raised gross proceeds totaling $3,154,597 from a series of stock offerings, we are not yet in a position to commence our proposed business activities in the manufacture, marketing and distribution of radiochemical and radiopharmaceutical products. Since inception, we have received no revenue from operations and, for the period from inception through March 31, 2000, we realized an accumulated net loss from operations aggregating $2,664,571. As of March 31, 2000, our assets totaled $294,876; our liabilities are $109,577; and our total stockholders' equity was $185,299. Of our total expenses of $2,664,808 as of March 31, 2000, $639,173 thereof consisted of the rights to certain applications (including the radioactive materials license and establishment license applications and Investigational New Drug/New Drug Applications for sodium iodide I-123 capsules, and fluorine-18 FDG), designs, processes, procedures, technology and specifications (including the technology and specifications for the technetium-99m generator system designed by Mr. Benedict), which are intangible assets, accounted for in accordance with SFAS No. 2. SFAS No. 2 requires that all research and development costs, except those done for others under contract or certain government-related entities, are charged to expense.

         We had working capital in the amount of $47,597 as of March 31, 2000. Our working capital is presently minimal or negative, and there can be no assurance that our financial condition will improve. After this offering which, if completed, will yield net proceeds of a maximum of approximately $9,200,000, we nevertheless expect to continue to have minimal working capital or a working capital deficit as a result of the continuing net loss anticipated from operations until such time, if ever, as we are successful in obtaining the requisite licensing and regulatory approvals and sufficient additional capital to obtain the facilities, inventory and equipment and employ the requisite personnel required in order to commence operations. To fully implement our current business plan, we need to obtain additional debt capital to acquire the facilities and the cyclotron. We expect to continue in operation, without an infusion of capital, after the expiration of twelve months from the closing of this offering. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest in its revenues, if any. We cannot assure that any such operating capital required by us in order to fully implement our business plan will be available to us in the foreseeable future, if ever.

         Subsequent Events

         On June 28, 2000 we received a commitment for bridge financing from Oxford International, Inc. ("Oxford"). Pursuant to the terms of the commitment, Oxford has agreed to loan us $500,000 for a term of 24 months in exchange for a 3% fee. The loan is to be secured by a first lien on all of our assets and our right to acquire the land for our permanent facility. We anticipate using the proceeds from this financing to open our temporary facility and for working capital. We will notify the Securities and Exchange Commission upon the closing of the bridge financing.


Item 7. Financial Statements.

                          INDEX TO FINANCIAL STATEMENTS



                                                                          Page

Independent auditors' report...............................................F-2

Balance sheet, March 31, 2000..............................................F-3

Statements of operations, for the years ended March 31, 2000 and 1999, and from February 19, 1992 (inception) through March 31, 2000.........F-4

Statement of shareholders' equity, from February 19, 1992 (inception)
     through March 31, 2000................................................F-5

Statements of cash flows, for the years ended March 31, 2000 and 1999, and from February 19, 1992 (inception) through March 31, 2000.........F-9

Summary of significant accounting policies................................F-11

Notes to financial statements.............................................F-15

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Molecular Diagnostics and Therapeutics, Inc.
(Formerly Nu-Tec., L.T.D.)


We have audited the accompanying balance sheet of Molecular Diagnostics and Therapeutics, Inc. (formerly Nu-Tec., L.T.D.) (a development stage company) as of March 31, 2000 and the related statements of operations, shareholders' equity, and cash flows for the years ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Molecular Diagnostics and Therapeutics, Inc. as of March 31, 2000, and the results of its operations and its cash flows for the years ended March 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Summary of Significant Accounting Policies, the Company has no revenues and has experienced significant operating losses during the periods from February 19, 1992 (inception) through March 31, 2000, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Summary of Significant Accounting Policies. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Harvey, P.C.
April 26, 2000

                  MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                           (Formerly Nu-Tec., L.T.D.)
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET


                                 March 31, 2000

                                     ASSETS


CURRENT ASSETS:
     Cash......................................................................... $  155,117
     Prepaid expenses.............................................................      2,057
                                                                                   ----------
                                                   TOTAL CURRENT ASSETS               157,174

FURNITURE AND EQUIPMENT, less accumulated depreciation
     totaling $81,081 (Note C)....................................................     19,971

OTHER ASSETS:
     Deposit (Note G).............................................................    114,750
     Other........................................................................      2,981
                                                                                   ----------
                                                                                   $  294,876
                                                                                   ==========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities..................................... $  109,577
                                                                                   ----------
                                              TOTAL CURRENT LIABILITIES               109,577
                                                                                   ----------
COMMITMENTS AND CONTINGENCIES (Note G)............................................          -

SHAREHOLDERS' EQUITY (Note E):
     Preferred stock, no par value, 5,000,000 shares authorized;
        -0- shares issued and outstanding.........................................          -
     Common stock, no par value, 45,000,000 shares authorized;
        9,068,123 (post-split) shares issued and outstanding......................  3,142,446
     Deferred offering costs......................................................   (292,339)
     Deficit accumulated during the development stage............................  (2,664,808)
                                                                                   ----------
                                             TOTAL SHAREHOLDERS' EQUITY               185,299
                                                                                   ----------
                                                                                   $  294,876
                                                                                   ==========




         See accompanying summary of significant accounting policies and notes to financial statements.

              MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                       (Formerly Nu-Tec., L.T.D.)
                     (A DEVELOPMENT STAGE COMPANY)

                        STATEMENTS OF OPERATIONS

                                                                                                                   February 19,
                                                                                                                      1992
                                                                                         Years Ended               (Inception)
                                                                                          March 31,                  Through
                                                                                ----------------------------         March 31,
                                                                                   2000             1999               2000
                                                                                ---------         ----------      -------------
                                                                                                                   (Unaudited)
COSTS AND EXPENSES:
     Salaries and payroll taxes.................................................$ 266,523         $ 174,915           $ 698,905
     Stock-based compensation (Notes B&E):

        Employee compensation...................................................  124,825            77,625             202,450
        Professional fees.......................................................   16,850           143,700             213,821
        Directors' fees.........................................................   26,250                 -              26,250
        Prizes..................................................................        -               750               4,707
     Research and development costs (Note B)....................................   79,640           157,157             639,173
     Web site, graphics and  computer services..................................   28,012            43,425              71,437

     Rent.......................................................................   41,019            37,413             173,359
     Professional fees..........................................................   13,262            44,796              94,470
     Office.....................................................................   11,192            12,600              53,665
     Postage....................................................................    6,009             5,402              25,486
     Telephone..................................................................   17,800             7,832              57,802
     Contract labor.............................................................   14,938            12,213             248,650
     Repairs and maintenance....................................................    1,697               340              10,881
     Depreciation...............................................................   17,015            17,857              80,988
     Other......................................................................   23,241            15,792              62,527
                                                                                ---------         ---------         -----------
                                                          OPERATING LOSS         (688,273)         (751,817)         (2,664,571)

INTEREST EXPENSE................................................................        -                 -                (237)
                                                                                ---------         ---------         -----------
                                                LOSS BEFORE INCOME TAXES         (688,273)         (751,817)         (2,664,808)

INCOME TAX BENEFIT (EXPENSE) (Note D):
     Current....................................................................  332,064           324,429           1,109,333
     Deferred................................................................... (332,064)         (324,429)         (1,109,333)
                                                                                ---------         ---------         -----------
                                                                NET LOSS        $(688,273)        $(751,817)        $(2,664,808)
                                                                                =========         =========         ===========

Basic loss per common share.....................................................$   (0.08)        $   (0.10)
                                                                                =========         =========
Basic weighted average common shares
     outstanding................................................................8,463,012         7,608,692
                                                                                =========         =========

Diluted loss per common share...................................................$   (0.08)        $   (0.10)
                                                                                =========         =========
Diluted weighted average common shares
     outstanding................................................................8,463,012         7,608,692
                                                                                =========         =========

         See accompanying summary of significant accounting policies and notes to financial statements.
                                      F-4

           MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                    (Formerly Nu-Tec., L.T.D.)
                  (A DEVELOPMENT STAGE COMPANY)

                STATEMENT OF SHAREHOLDERS' EQUITY


       February 19, 1992 (inception) through March 31, 2000


                                                                                                 Deficit
                                                                                               Accumulated
                                                      Preferred Stock            Common Stock    Deferred   During the    Total
                                                     -------------------    -------------------  Offering  Development Shareholders'
                                                     Shares       Amount      Shares     Amount    Costs       Stage     Equity
                                                     --------    -------    ---------   -------  --------  ----------- -------------
Balance, February 19, 1992 (inception)                      -    $     -            -   $     -     $ -         $ -     $    -

Sale of common stock, $0.0001 per share (Note B)            -          -    5,250,000       578       -           -        578

Issuance of convertible preferred shares in
   exchange for intellectual property rights at
   $0.0001 per share                                  100,000         10            -         -       -           -         10

Sale of common stock, $0.015 per share (Note E)             -         .-      400,000     6,000       -           -      6,000

Shares issued for stock-based compensation, valued
   at cost, $0.015 per share (Note E)                       -         .-      120,000     1,800       -           -      1,800

Conversion of convertible preferred stock to
   common stock at a rate of 1 to 4                  (100,000)       (10)     400,000        10       -           -          -
                                                   ----------  ---------    ---------  --------  ------   ---------  ---------
                BALANCE, MARCH 31, 1992 (unaudited)         -          -    6,170,000     8,388       -           -      8,388
                                                   ----------  ---------    ---------  --------  ------   ---------  ---------

Sale of Class B convertible preferred shares,
   pursuant to a private placement memorandum,
   net of offering costs totaling $50,289,
   $5.00 per share                                     29,000     94,711            -         -       -           -     94,711

Net loss for the year ended
   March 31, 1993                                           -          -            -         -             (95,678)   (95,678)
                                                   ----------  ---------    ---------  --------  ------   ---------  ---------
                BALANCE, MARCH 31, 1993 (unaudited)    29,000     94,711    6,170,000     8,388       -     (95,678)     7,421
                                                   ----------  ---------    ---------  --------  ------   ---------  ---------

Shares issued for stock-based compensation, valued
   at cost, $0.001 per share (Note B)                       -          -      905,000       905       -           -        905

Sale of Class B convertible preferred shares,
   pursuant to a private placement memorandum,
   net of offering costs totaling $4,195,
   $5.00 per share                                      2,700      9,305            -         -       -           -      9,305

Conversion of Class B convertible preferred stock to
   common stock at a rate of 1 to 12, respectively    (31,700)  (104,016)     380,400   104,016       -           -          -

Shares issued for stock-based compensation, valued
   at cost, $0.4166 per share                               -           -       8,500     3,540       -           -      3,540

Sale of common stock, $0.22 per share                       -          -       50,000    11,000       -           -     11,000

Shares issued for stock-based compensation, valued
   at cost, $0.22 per share (Note E)                        -          -      200,000    44,000       -           -     44,000

Net loss for the year ended
   March 31, 1994                                           -          -            -         -       -     (90,504)   (90,504)
                                                   ----------  ---------    ---------  --------  ------   ---------  ---------
                BALANCE, MARCH 31, 1994 (unaudited)         -          -    7,713,900   171,849       -    (186,182)   (14,333)
                                                   ----------  ---------    ---------  --------  ------   ---------  ---------

Sale of common stock, $0.625 per share                      -          -        2,500     1,565       -           -      1,565

Shares issued for stock-based compensation, valued
   at cost, $0.4166 per share                               -          -        1,000       417       -           -        417





    See accompanying summary of significant accounting policies and notes to financial statements.

           MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                    (Formerly Nu-Tec., L.T.D.)
                  (A DEVELOPMENT STAGE COMPANY)

                STATEMENT OF SHAREHOLDERS' EQUITY


       February 19, 1992 (inception) through March 31, 2000

                                                                                                 Deficit
                                                                                               Accumulated
                                                      Preferred Stock            Common Stock    Deferred   During the    Total
                                                     -------------------    -------------------  Offering  Development Shareholders'
                                                     Shares       Amount      Shares     Amount    Costs       Stage     Equity
                                                     --------    -------    ---------   -------  --------  ----------- -------------
Sale of Class A convertible preferred shares,
   pursuant to a private placement memorandum,
   net of offering costs totaling $28,990,
   $5.00 per share                                     25,000      96,010           -         -         -           -     96,010

Conversion of Class A convertible preferred stock to
   common stock at a rate of 1 to 8, respectively     (25,000)    (96,010).   200,000    96,010         -           -          -

Sale of Class C convertible preferred shares,
   pursuant to a private placement memorandum,
   $5.00 per share                                      6,000      30,000           -         -         -           -     30,000

Net loss for the year ended
   March 31, 1995                                           -           -           -         -         -    (119,509)  (119,509)
                                                   ----------  ---------    ---------  --------  ------   ---------  ---------
                BALANCE, MARCH 31, 1995 (unaudited)     6,000      30,000   7,917,400   269,841         -    (305,691)    (5,850)
                                                   ----------  ---------    ---------  --------  ------   ---------  ---------

Sale of common stock, $0.625 per share                      -           -       5,000     3,132         -           -      3,132

Sale of Class C convertible preferred shares,
   pursuant to a private placement memorandum,
   net of offering costs totaling $69,810,
   $5.00 per share                                     93,570     339,774           -         -         -           -    339,774

Conversion of Class C convertible preferred stock to
   common stock at a rate of 1 to 16, respectively    (99,570)   (369,774)  1,593,120   369,774         -           -          -

Sale of Class D convertible preferred shares,
   pursuant to a private placement memorandum,
   $5.00 per share                                     18,100     108,600           -         -         -           -    108,600

Conversion of Class D convertible preferred stock to
   common stock at a rate of 1 to 12, respectively    (11,600)    (69,600)    139,200    69,600         -           -          -

Net loss for the year ended
   March 31, 1996                                           -      .    -           -         -         -    (430,541)  (430,541)
                                                   ----------  ---------    ---------  --------  ------   ---------  ---------
                BALANCE, MARCH 31, 1996 (unaudited)     6,500      39,000   9,654,720   712,347         -    (736,232)    15,115
                                                   ----------  ---------    ---------  --------  ------   ---------  ---------

Sale of Class D convertible preferred shares,
   pursuant to a private placement memorandum,
   net of offering costs totaling $100,571,
   $5.00 per share                                     22,400      90,841           -         -         -           -     90,841

Conversion of Class D convertible preferred stock to
   common stock at a rate of 1 to 12, respectively    (28,900)   (129,841)    346,800   129,841         -           -          -

Sale of Class E convertible preferred shares,
   pursuant to a private placement memorandum,
   $6.00 per share                                     12,835       77,010             -         -      -           -     77,010

Conversion of Class E convertible preferred stock to
   common stock at a rate of 1 to 12, respectively    (12,835)    (77,010)    154,020    77,010         -           -          -

Shares issued for stock-based compensation, valued
   at cost of offering, $0.50 per share (Note E)            -           -      13,133     6,566         -           -      6,566


    See accompanying summary of significant accounting policies and notes to financial statements.

           MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                    (Formerly Nu-Tec., L.T.D.)
                  (A DEVELOPMENT STAGE COMPANY)

                STATEMENT OF SHAREHOLDERS' EQUITY


       February 19, 1992 (inception) through March 31, 2000

                                                                                                 Deficit
                                                                                               Accumulated
                                                      Preferred Stock            Common Stock    Deferred   During the    Total
                                                     -------------------    -------------------  Offering  Development Shareholders'
                                                     Shares       Amount      Shares     Amount    Costs       Stage     Equity
                                                     --------    -------    ---------   -------  --------  ----------- -------------
Sale of common stock, $0.50 per share                        -          -        4,832    2,416        -             -     2,416

Net loss for the year ended
   March 31, 1997                                           -           -            -        -        -      (211,401) (211,401)
                                                   ----------   ---------   ---------- --------   ------    ----------  ---------
                            BALANCE, MARCH 31, 1997         -           -   10,173,505  928,180        -      (947,633)  (19,453)
                                                   ----------   ---------   ---------- --------   ------    ----------  ---------

Sale of Class F convertible preferred shares,
   pursuant to a private placement memorandum,
   $6.00 per share                                     20,500     123,000            -        -        -             -   123,000

Conversion of Class F convertible preferred stock to
   common stock at a rate of 1 to 12, respectively    (10,500)    (63,000)     126,000   63,000        -             -         -

Sale of common stock, $0.50 per share                       -           -          500      250        -             -       250

Repurchase of common stock, subsequently cancelled          -           -       (8,000)  (5,873)       -             -    (5,873)

Sale of Class G convertible preferred shares,
   pursuant to a private placement memorandum,
   net of offering costs totaling $49,125,
   $6.00 per share                                     67,351     354,981            -        -        -             -   354,981

Net loss for the year ended
   March 31, 1998                                           -           -            -        -        -      (277,085) (277,085)
                                                   ----------   ---------   ---------- --------   ------    ----------  ---------
                            BALANCE, MARCH 31, 1998    77,351     414,981   10,292,005  985,557        -    (1,224,718)  175,820
                                                   ----------   ---------   ---------- --------   ------    ----------  ---------

Sale of Class G convertible preferred shares,
   pursuant to a private placement memorandum,
   $6.00 per share                                      1,000       6,000            -        -        -             -     6,000

Conversion of Class F convertible preferred stock to
   common stock at a rate of 1 to 12, respectively    (10,000)    (60,000)     120,000   60,000        -             -         -

Conversion of Class G convertible preferred stock to
   common stock at a rate of 1 to 12, respectively    (68,351)   (360,981)     820,212  360,981        -             -         -

Sale of Class H convertible preferred shares,
   pursuant to a private placement memorandum,
   net of offering costs totaling $26,215,
   $6.00 per share                                     60,499     336,779            -        -        -             -   336,779

Shares issued for stock-based compensation,
   valued at cost of stock offering , $.75 per
   share (Note E)                                           -           -      296,100  222,075        -             -   222,075

Conversion of Class H convertible preferred stock to
   common stock at a rate of 1 to 8, respectively     (60,499)   (336,779)     483,992  336,779        -             -         -

Sale of Class I convertible preferred shares,
   pursuant to a private placement memorandum,
   net of offering costs totaling $9,211,
   $6.00 per share                                     22,875     128,039            -        -        -             -   128,039



    See accompanying summary of significant accounting policies and notes to financial statements.

           MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                    (Formerly Nu-Tec., L.T.D.)
                  (A DEVELOPMENT STAGE COMPANY)

                STATEMENT OF SHAREHOLDERS' EQUITY


       February 19, 1992 (inception) through March 31, 2000

                                                                                                 Deficit
                                                                                               Accumulated
                                                      Preferred Stock            Common Stock    Deferred   During the    Total
                                                     -------------------    -------------------  Offering  Development Shareholders'
                                                     Shares       Amount      Shares     Amount    Costs       Stage     Equity
                                                     --------    -------    ---------   -------  --------  ----------- -------------
Offering costs related to proposed initial
   public offering (Note E)                                 -          -            -          -   (86,405)           -     (86,405)

Net loss for the year ended
   March 31, 1999                                           -          -            -          -         -     (751,817)   (751,817)
                                                   ----------   ---------  ----------  ---------   -------   ----------  ----------
                            BALANCE, MARCH 31, 1999    22,875    128,039   12,012,309  1,965,392   (86,405)  (1,976,535)     30,491
                                                   ----------   ---------  ----------  ---------   -------   ----------  ----------

Shares issued for stock-based compensation,
   valued at cost of stock offering , $.75 per
   share (Note E)                                           -          -      111,400     83,550         -            -      83,550

Sale of Class I convertible preferred shares,
   pursuant to a private placement memorandum,
   $6.00 per share                                     34,458    206,748            -          -         -            -     206,748

Conversion of Class I convertible preferred stock to
   common stock at a rate of 1 to 8, respectively     (57,333)  (334,787)     458,664    334,787         -            -           -

Sale of common shares to existing shareholders,
   $.75 per share                                           -          -      399,400    299,550         -            -     299,550

Three for 2 reverse split of common stock (Note E)          -          -   (4,321,798)         -         -            -           -

Sale of common shares to existing shareholders,
   $1.125 per share                                         -          -      231,148    260,042         -            -     260,042

Shares issued for stock-based compensation,
   valued at cost of stock offering , $1.125 per
   share (Note E)                                           -          -       75,000     84,375         -            -      84,375

Shares issued for earnest money deposit as part of
   a contract to purchase land (Note G)                     -          -      102,000    114,750         -            -     114,750

Offering costs related to proposed initial
   public offering (Note E)                                 -          -            -          -  (205,934)           -    (205,934)

Net loss for the year ended March 31, 2000                  -          -            -          -         -     (688,273)   (688,273)
                                                   ----------   --------   ----------  ---------  --------   ----------  ----------
                          BALANCE, MARCH 31, 2000           -   $      -    9,068,123 $3,142,446 $(292,339) $(2,664,808) $  185,299
                                                   ==========   ========   ==========  =========  ========   ==========  ==========


    See accompanying summary of significant accounting policies and notes to financial statements.

               MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                        (Formerly Nu-Tec., L.T.D.)
                       (A DEVELOPMENT STAGE COMPANY)

                         STATEMENTS OF CASH FLOWS

                                                                                                                   February 19,
                                                                                                                      1992
                                                                                         Years Ended               (Inception)
                                                                                          March 31,                  Through
                                                                                ----------------------------         March 31,
                                                                                   2000             1999               2000
                                                                                ---------         ----------      -------------
                                                                                                                   (Unaudited)
OPERATING ACTIVITIES
     Net loss...................................................................$(688,273)         $(751,817)       $(2,664,808)

     Transactions not requiring cash:
        Depreciation............................................................   17,015             17,857             80,988
        Stock-based compensation (Note E).......................................  167,925            222,075            447,228

     Changes in current assets and current liabilities:

        Receivables and other current assets....................................    1,324             (3,805)            (5,038)
        Accounts payable and accrued expenses (net of
           $108,649 accrued for offering costs).................................   (9,012)           (15,597)               928
                                                                                ---------          ---------        -----------
                                                          NET CASH (USED IN)
                                                       OPERATING ACTIVITIES      (511,021)          (531,287)        (2,140,702)
                                                                                ---------          ---------        -----------

INVESTING ACTIVITIES
     Payments for furniture and equipment.......................................   (7,800)           (13,978)          (101,052)
                                                                                ---------          ---------        -----------
                                                          NET CASH (USED IN)
                                                       INVESTING ACTIVITIES        (7,800)           (13,978)          (101,052)
                                                                                ---------          ---------        -----------

FINANCING ACTIVITIES
     Proceeds from the issuance of preferred and
        common stock............................................................  766,340            506,244          2,924,840
     Payments for the repurchase of common stock................................        -                  -             (5,873)
     Payments for offering costs................................................  (97,285)          (121,831)          (522,096)
                                                                                ---------          ---------        -----------
                                                       NET CASH PROVIDED BY
                                                       FINANCING ACTIVITIES       669,055            384,413          2,396,871
                                                                                ---------          ---------        -----------

NET CHANGE IN CASH..............................................................  150,234           (160,852)           155,117
     Cash at beginning of year..................................................    4,883            165,735                  -
                                                                                ---------          ---------        -----------
CASH AT END OF YEAR.............................................................$ 155,117          $   4,883        $   155,117
                                                                                =========          =========        ===========



         See accompanying summary of significant accounting policies and notes to financial statements.

               MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                        (Formerly Nu-Tec., L.T.D.)
                       (A DEVELOPMENT STAGE COMPANY)

                         STATEMENTS OF CASH FLOWS

                                                                                                                   February 19,
                                                                                                                      1992
                                                                                         Years Ended               (Inception)
                                                                                          March 31,                  Through
                                                                                ----------------------------         March 31,
                                                                                   2000             1999               2000
                                                                                ---------         ----------      -------------
                                                                                                                   (Unaudited)
SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
     Cash paid for interest.....................................................$       -          $       -        $       237
                                                                                =========          =========        ===========
     Cash paid for income taxes.................................................$       -          $       -        $         -
                                                                                =========          =========        ===========

NON-CASH INVESTING TRANSACTION:
     Common stock issued as earnest money as part of a
        land purchase agreement (Note G)........................................$ 114,750          $       -        $   114,750
                                                                                =========          =========        ===========
     Accrued offering costs.....................................................$ 108,649          $       -        $   108,649
                                                                                =========          =========        ===========




      See accompanying summary of significant accounting policies and notes to financial statements.

                  MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                           (Formerly Nu-Tec., L.T.D.)
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company

Molecular  Diagnostics  and  Therapeutics,   Inc.  (the  "Company")  is  in  the
development stage in accordance with Statement of Financial  Accounting Standard
(SFAS) No. 7.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Furniture, equipment and depreciation

Furniture and equipment are recorded at cost. When capital assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the net difference, less any amount realized, is reflected in the statement of operations.

Depreciation is calculated on the straight-line method over the useful lives of the related assets.

Earnest money deposit

The Company made an earnest money deposit under the terms of a land purchase agreement. The deposit will be forfeited if the Company defaults on the contract but applied to the purchase price if the sale is closed.

Research and development costs

Costs to obtain certain intangible assets are accounted for in accordance with SFAS No. 2, "Accounting for Research and Development Costs". Research and development costs consist of the direct labor and expenses incurred in preparing new drug applications and applying for Cyclotron and Radioactive Materials Licenses. SFAS No. 2 requires that all research and development costs, except those done for others under contract or certain government-related entities, be charged to expense.

Web-site development costs

Web-site development costs are expensed when incurred.

                  MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                           (Formerly Nu-Tec., L.T.D.)
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Deferred offering costs

The Company incurred costs related to the offerings of its preferred stock and common stock during the periods presented. All costs associated with the Company's private stock offerings were deducted from proceeds received from those offerings. Costs associated with the Company's planned initial public stock offering will also be deducted from the gross proceeds at its conclusion. However, should the offering not be successful, the deferred costs associated with the public offering will be expensed at that time.

Earnings/(loss) per share

Effective December 31, 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" requires a dual presentation of earnings per share - basic and diluted. Basic earnings per share has been computed on the weighted average of common shares outstanding. Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options and conversion of outstanding preferred shares. For the years ended March 31, 1999 and 1998, 1,547,797 and 1,354,696 shares, respectively, were excluded from the diluted earnings per share calculation, as these shares were anti-dilutive. Had these shares been included in the calculation, diluted weighted average shares outstanding would have increased to 12,960,835 and 11,500,611 for the years ended March 31, 1999 and 1998, respectively.

Fair value of financial instruments

The Company has determined, based on available market information and appropriate valuation methodologies, that the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, receivables, payables and other current liabilities approximate fair value due to the short-term maturity of the instruments.

                  MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                           (Formerly Nu-Tec., L.T.D.)
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock-based compensation

During the period from February 19, 1992 (inception) through March 31, 2000, the Company used shares of its no par value common stock to pay for various services and for use as prizes. The Company also used shares of common stock to compensate certain employees. During the same period, the Company granted stock options to members of management. The Company accounted for these stock-based compensation arrangements in a consistent manner, for all periods presented. For shares of common stock issued to employees, consultants, and for prizes, the Company valued the transaction at the historical fair value of the common stock issued. The fair value of the common stock was adjusted to the most recent historical price at which the Company offered its common stock for sale to unrelated third party investors.

The Company applied the "intrinsic value method" as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in determining compensation expense when accounting for stock option awards. The intrinsic value method computes stock option expense at the excess of the strike price of the option over the market price of the underlying share of common stock, on the grant date.

SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995 and was effective for fiscal years beginning after December 15, 1995. This accounting standard encourages the use of the "fair value based method" in accounting for compensation expense associated with stock option awards and similar plans but permitted the continued use of the intrinsic value method. The Company adopted SFAS No. 123 effective April 1, 1996; however, the Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25. No pro forma disclosures have been included in the accompanying notes to the financial statements as there was no pro forma effect to the Company's operations or earnings per share.

Recently issued accounting pronouncements

The Company has adopted the following new accounting pronouncements for the year ended March 31, 1999. There was no effect on the financial statements presented from the adoption of the new standards. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires an entity to recognize all derivatives on a balance sheet, measured at fair value. Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed for Internal Use," requires that entities capitalize certain internal-use software costs once certain criteria are met. SOP 98-5, "Reporting on the Costs of Start-Up Activities," provides among other things, guidance on the reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. There was no effect on the financial statements presented from the adoption of the new pronouncements. In June 1999, the FASB issued SFAS 137, which amended the implementation date for SFAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will continue to review new accounting pronouncements over time to determine if any additional disclosures are necessary based on evolving circumstances.

                  MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                           (Formerly Nu-Tec., L.T.D.)
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications have been made to the presentation of the prior years' financial statements to correspond to the current year. Total equity and net loss are unchanged due to these reclassifications.

Basis of presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company with no revenue as of March 31, 2000 and has incurred a loss of 2,664,808 for the period from February 19, 1992 (inception) through March 31, 2000. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company plans on raising $10 million through an initial public offering that will be registered with the Securities and Exchange
Commission on Form SB-2 to fund a building, cyclotron and its proposed operations. The costs of implementing the business plan in excess of the initial public offering proceeds are expected to be financed with debt. The Company is largely dependent upon the proceeds anticipated to be received from the proposed initial public offering and debt financings to carry out its proposed operations. The Company's ability to continue as a going concern is dependent upon successful completion of the offering and financings and ultimately, upon obtaining government approval for its licenses and achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Name change

On November 9, 1999, the Company changed its name from Nu-Tec., L.T.D. to Molecular Diagnostics and Therapeutics, Inc.

                  MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                           (Formerly Nu-Tec., L.T.D.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE A:  BACKGROUND

The Company was incorporated under the laws of Colorado on February 19, 1992. The principal activities since inception have included efforts towards the preparation of four new drug applications, a radioactive materials license, a cyclotron license, and the sale and issuance of shares of its preferred and common stocks. Upon receipt of regulatory approval, the Company intends to develop, manufacture and distribute radiochemical and radiopharmaceutical drug products. Due to the nature of the products and the presence of radioactive substances, the Company will be subject to regulation by a number of federal and state agencies, including the Food and Drug Administration. Following is a summary of the Company's new drug applications and licenses as well as its current status:


              Description                            Status
              -----------                            ------
New Drug Applications:
----------------------
   Iodine-123...........................Application preparation in progress
   Technetium-99m.......................Application preparation in progress
   Flourine-18 (FDG)....................Application preparation in progress
   Palladium-103........................Initial stage of application preparation in progress

Licenses:
---------
   Radioactive Materials License........Application preparation in progress
   Cyclotron Operating License..........Application preparation in progress


NOTE B:  RELATED PARTY TRANSACTIONS

During the years ended March 31, 2000 and 1999, and for the period from February 19, 1992 (inception) through March 31, 2000, the Company paid officers $23,500, $157,157, and $583,033 (unaudited), respectively, for compensation that is included in the accompanying financial statements as research and development costs.

During the year ended March 31, 2000, the Company issued 53,933 shares of no par value common stock to employees for compensation valued by the Board of Directors at the fair value of the common stock, or $.75 per share (see Note E). The Board of Directors considered contemporaneous equity transactions and other analysis to determine the fair value of the common stock. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended (the "Act").

During the year ended March 31, 2000, the Company issued 75,000 shares (post-split) of no par value common stock to employees for compensation valued by the Board of Directors at the fair value of the common stock, or $1.125 per share (post-split) (see Note E). The Board of Directors considered contemporaneous equity transactions and other analysis to determine the fair value of the common stock. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended (the "Act").

                  MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                           (Formerly Nu-Tec., L.T.D.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE B:  RELATED PARTY TRANSACTIONS, CONTINUED

During the year ended March 31, 1999, the Company issued 103,500 shares of no par value common stock to employees for compensation valued by the Board of Directors at the fair value of the common stock, or $.75 per share (see Note E). The Board of Directors considered contemporaneous equity transactions and other analysis to determine the fair value of the common stock. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended (the "Act").

During the year ended March 31, 1994, the Company issued 905,000 (unaudited) shares of its no par value common stock to an officer valued by the Board of Directors at the fair value of the common stock, or $.001 per share. The Board of Directors considered contemporaneous equity transactions and other analysis to determine the fair value of the common stock. Stock-based compensation expense of $905 was recognized in the accompanying financial statements for the year ended March 31, 1994. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Act.

During the period ended March 31, 1992, the Company issued 5,250,000 (unaudited) shares of no par value common stock to an officer valued by the Board of Directors at the fair value of the common stock, or $.0001 per share. The Board of Directors considered contemporaneous equity transactions and other analysis to determine the fair value of the common stock. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Act.

NOTE C:  FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following at March 31, 2000:

        Furniture...........................................$.19,444
        Office and computer equipment.........................70,288
        Computer software.....................................11,320
                                                            ---------
                                                             101,052
        Less: accumulated depreciation...................... (81,081)
                                                            ---------
                                                            $ 19,971
                                                            =========

                  MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                           (Formerly Nu-Tec., L.T.D.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE D:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                              March 31,
                                                    --------------------------
                                                      2000               1999
                                                    -------            -------
U.S. federal statutory graduated rate............... 34.00%             34.00%
State income tax rate,
   net of federal benefit...........................  3.14%              3.14%
Offering costs...................................... 11.11%              6.01%
Net operating loss for which no tax
   benefit is currently available...................-48.25%            -43.15%
                                                    ------             ------
                                                      0.00%              0.00%
                                                    ======             ======


At March 31, 2000, deferred taxes consisted of a net tax asset of $1,109,333 due to operating loss carryforwards of $2,664,808, which was fully allowed for in the valuation allowance of $1,109,333. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended March 31, 2000 and 1999 was $332,064 and $324,429, respectively. Net operating loss carryforwards will expire through 2019.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

NOTE E:  SHAREHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

The Company has established one class of common stock and has authorized preferred shares to be designated by class as determined by the Board of Directors.

The common shares each have voting rights, with no par value or preference rights. The preferred shares have voting rights equal to the number of shares of converted common stock and no par value.

During the year ended March 31, 2000, the Company sold 399,400 shares of its no par value common stock to certain shareholders of record for proceeds of $299,550 ($.75 per share). The Company incurred no offering costs related to the sale.

During the year ended March 31, 2000, the Company sold 231,148 shares of its no par value common stock to certain shareholders of record for proceeds of $260,042 (post-split) ($1.125 per share). The Company incurred no offering costs related to the sale.

                  MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                           (Formerly Nu-Tec., L.T.D.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE E: SHAREHOLDERS' EQUITY AND STOCK-BASED COMPENSATION, CONTINUED

During the year ended March 31, 2000, the Company issued 57,467 shares of common stock for services rendered. 35,000 of the shares were issued to directors in lieu of fees and the remaining 22,467 shares were issued to consultants for other professional services. These shares were valued by the Board of Directors at the price of the shares of common stock sold in a stock offering ongoing at the time of issuance, or $.75 per share. As a result, stock-based compensation expense of $43,100 was recognized in the accompanying financial statements for the year ended March 31, 2000.

During the year ended March 31, 2000, the Company issued 53,933 shares of its no par value common stock as compensation. These shares were valued by the Board of Directors at the fair value of common stock, or $.75 per share. As a result, stock-based compensation expense of $40,450 was recognized in the accompanying financial statements for the year ended March 31, 2000.

During the year ended March 31, 2000, the Company issued 75,000 shares (post-split) of its no par value common stock as compensation. The Board of Directors valued these shares at the fair value of common stock, or $1.125 per share (post-split). As a result, stock-based compensation expense of $40,450 was recognized in the accompanying financial statements for the year ended March 31, 2000.

On September 30, 1999, the Board of Directors approved a 3 for 2 reverse split of the Company's no par value common stock. The shareholders ratified the reverse stock split on November 1, 1999.

On February 1, 1999, the Company commenced a private offering of 58,333 shares of its Class I Convertible Preferred Stock at $6.00 per share pursuant to an exemption under Rule 504 of Regulation D under the Securities Act of 1933, as amended. Each preferred share is convertible by the Company on or before July 28, 1999, into eight common shares for no additional consideration and is entitled to a preference of $6.00 per share upon liquidation of the Company. Each issued and outstanding preferred share is entitled to eight votes based upon the conversion ratio of eight common shares issuable upon the conversion of each preferred share. As of March 31, 1999, there were 22,875 shares of Convertible Preferred Stock outstanding that were convertible to 183,000 shares of common stock. During the year ended March 31, 2000, the Company sold 34,458 shares of convertible preferred stock in connection with its Class "I" offering. The 34,458 shares were in addition to the 22,875 shares sold prior to March 31, 1999. On July 27, 1999, all 57,333 preferred shares were converted to 458,664 shares of common stock.

During the year ended March 31, 2000, the Company incurred $205,934 in legal, accounting, printing and investor consulting costs related to its proposed initial public offering.

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission on March 30, 1999. Following approval of the registration statement, the Company plans to conduct an initial public offering and offer for sale 1,000,000 shares of its no par value common stock at $10.00 per share. The Company plans to commence the offering during 2000.

                  MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                           (Formerly Nu-Tec., L.T.D.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE E: SHAREHOLDERS' EQUITY AND STOCK-BASED COMPENSATION, CONTINUED

During the year ended March 31, 1999, the Company issued 41,600 shares for services rendered. 27,900 shares were issued for professional fees related to the preparation of Company's business plan; 10,000 shares were issued for legal fees in connection with the Company's offering; and 3,700 shares were issued to consultants for other professional services. These shares were valued by the Board of Directors at the fair value of common stock, or $.75 per share. The
Board of Directors considered contemporaneous equity transactions and other analysis to determine the fair value of the common stock. Stock-based compensation expense of $31,200 was recognized in the accompanying financial statements for the year ended March 31, 1999.

During the year ended March 31, 1999, the Company issued 253,500 shares of its no par value common stock as compensation to officers, employees and consultants. These shares were valued by the Board of Directors at the fair value of common stock, or $.75 per share. Stock-based compensation expense of $190,125 was recognized in the accompanying financial statements for the year ended March 31, 1999.

During the year ended March 31, 1999, the Company issued 1,000 shares as prizes at trade shows. These shares were valued by the Board of Directors at the fair value of common stock, or $.75 per share. Stock-based compensation expense of $750 was recognized in the accompanying financial statements for the year ended March 31, 1999.

During the year ended March 31, 1997, the Company issued 13,133 shares to a consultant for services rendered. These shares were valued by the Board of Directors at the fair value of common stock, or $.50 per share. Stock-based compensation expense of $6,566 was recognized in the accompanying financial statements for the year ended March 31, 1999.

During the year ended March 31, 1995, the Company issued 1,000 shares as prizes at trade shows. These shares were valued by the Board of Directors at the fair value of common stock, or $.4166 per share. Stock-based compensation expense of $417 was recognized in the accompanying financial statements for the year ended March 31, 1995.

During the year ended March 31, 1994, the Company issued 200,000 (unaudited) shares to a consultant for services rendered. These shares were valued by the Board of Directors at the fair value of common stock, or $.22 per share. Stock-based compensation expense of $44,000 was recognized in the accompanying financial statements for the year ended March 31, 1994.

During the year ended March 31, 1994, the Company issued 8,500 shares as prizes at trade shows. These shares were valued by the Board of Directors at the fair value of common stock, or $.4166 per share. Stock-based compensation expense of $3,540 was recognized in the accompanying financial statements for the year ended March 31, 1994.

                  MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                           (Formerly Nu-Tec., L.T.D.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE E: SHAREHOLDERS' EQUITY AND STOCK-BASED COMPENSATION, CONTINUED

During the year ended March 31, 1992, the Company issued 120,000 (unaudited) shares of no par value common stock to consultants for services rendered. These shares were valued by the Board of Directors at the fair value of common stock, or $.015 per share. Stock-based compensation expense of $1,800 was recognized in the accompanying financial statements for the year ended March 31, 1992. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Act.

During the period ended March 31, 1992, the Company issued 400,000 (unaudited) shares of its common stock to an investor for $6,000 (unaudited), or $.015 per share. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Act.

NOTE F:  STOCK OPTION AGREEMENTS

On December 29, 1995, the Board of Directors adopted a Stock Option Plan, which reserved 5,000,000 shares of the Company's common stock. On January 23, 1996, the Company granted non-compensatory stock options for 1,122,183 shares of its common stock to its president and other individuals. The options, which are vested and exercisable as of the grant date, allow the optionees to purchase 475,000; 275,000; 172,183; 100,000; and 100,000 shares of common stock at $.35 per share. The Company's common stock is not traded in the public market and the exercise price of $.35 per share on the grant date approximated management's estimate of the fair value of the Company's common stock. The options expire on January 23, 2001.

On September 30, 1999, the Board of Directors approved the termination of all outstanding stock options.

NOTE G:  COMMITMENTS AND CONTINGENCIES

Land purchase contract

On March 8, 2000, the Company entered into a contract to purchase land for $1,198,730. The Company plans to purchase the land in order to construct a manufacturing facility for its proposed operations. The Company issued 102,000 shares of its restricted common stock as an earnest money deposit under the terms of the contract. The shares were valued in the contract at the fair value of common stock, or $1.125 per share (post-split) based on contemporaneous equity transactions and other analysis. The earnest money deposit, valued at $114,750, will be forfeited if the Company defaults but applied to the purchase price if the sale is closed. The closing date for the sale is July 17, 2000 unless both parties agree to an extension. It is anticipated that the remainder of the purchase price, or $1,083,980, will be paid out of the net proceeds of the common stock offering described in Note E. The Company's ability to recover the cost of its deposit of $114,750 and to pay the remainder of the purchase price of $1,083,980 is dependent on the timing and success of the proposed stock offering.

                  MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                           (Formerly Nu-Tec., L.T.D.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE G:  COMMITMENTS AND CONTINGENCIES, CONTINUED

Office leases

The Company entered into an operating lease for office space located in Boulder, Colorado on January 27, 1997. The Boulder lease commenced February 1, 1997 and expires January 31, 2002. On October 22, 1998, the Company entered into a second operating lease for office space located in Longmont, Colorado. The Longmont lease commenced November 1, 1998 and expires October 31, 2001.

On October 14, 1999, the Company signed a tenant to a sublease agreement for the office space located in Boulder, Colorado. The sublease commences on November 1, 1999 and ends on January 31, 2002.

Future minimum lease payments under both office leases and receipts under the sublease agreement for the years ended March 31 are as follows:

                                 Minimum           Sublease            Net
                                  Rental            Rental            Rental
                                 Payments           Income           Payments
                                ---------          --------         ----------
March 31,

   2001........................   44,021             18,797            25,224
   2002........................   32,802             16,253            16,549
                                --------           --------          --------
                                $ 76,823           $ 35,050          $ 41,773
                                ========           ========          =========

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         During our two most recent fiscal years and since the end of our most recent fiscal year our principal independent accountant has not resigned and has not been dismissed and we have had no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         Board of Directors and Executive Officers

         The following are our directors and executive officers:

Name                         Age     Position
----                         ---     --------
Malcolm H. Benedict          62      President, CEO and Chairman of the Board
Donald A. Ludwig, Ph.D.      52      Director and Executive Vice President
Janet L. Davis               44      Director and Secretary
Vernon L. Morris, CPA        55      Chief Financial Officer

         Malcolm H. Benedict has served as the President, Chief Executive Officer and Chairman of the Board of Directors since the inception of Molecular Diagnostics and Therapeutics, Inc., (formally Nu-Tec., L.T.D.), on February 19, 1992. From 1979 to 1991, Mr. Benedict served as the President, Chief Executive Officer and Chairman of the Board of Directors of Golden Pharmaceuticals, Inc., Golden, Colorado ("Golden Pharmaceuticals", formerly known as "North American Chemical Corporation," and "Benedict Nuclear Pharmaceuticals, Inc."), a publicly held corporation that was engaged in the manufacturing and distribution of radiopharmaceuticals, subsequently selling its product line to Syncor
Pharmaceuticals, Inc. During the approximate 19 years since Mr. Benedict's founding of Golden Pharmaceuticals in 1972, Golden Pharmaceuticals developed into a national drug company and received Food and Drug Administration approval for the commercialization of two radiopharmaceutical products. Mr. Benedict has extensive experience in nuclear medicine during the past 35 years. Mr. Benedict is an active member of five well-known professional organizations, as well as the Society of Nuclear Medicine.

         Donald A. Ludwig is Executive Vice President and a Director. He has held these positions for the past two years. Prior to assuming these duties, he was the founder and Director of Physics for Medicine, a medical consulting company from 1988 through 1998. His firm has been hired by hospitals, institutions and corporations in medical physics, manufacturing, marketing and distribution. A range of consumers have drawn on his business and medical background and extensive experience of more than 25 years. Clients have ranged from national to international organizations including International Isotopes, Inc., MDS Nordion, E.I. du Pont deNemours and Company, The Malaysian Institute for Nuclear Technology, National Laboratory of Germany and numerous manufacturers of medical and radiation therapy devices. Among other tasks, he was the Director of International Sales and Marketing for Positron Corporation, a manufacturer of scanners for positron emission tomography. He holds advanced degrees both in marketing and medical physics.

         Janet L. Davis has served as the Secretary since 1996 and has served as an interim director since December 1999. She was appointed to serve as an interim director upon the resignation of J.D. Kish. From 1994 through 1997 she was employed as the general manager of Chance Northern, LLC. In 1998 Ms. Davis was employed by Cudd & Associates as a paralegal. Since the beginning of 1999, Ms. Davis has been employed by Reinhart, Boerner, Van Deuren, Norris & Rieselbach, P.C., most currently in the position of Paralegal in the Tax, Trusts & Estates Department. Ms. Davis successfully completed an American Bar Association-approved program in paralegal studies and has a Bachelor of Science degree from Louisiana State University.

         Vernon L. Morris. Mr. Morris was appointed as our Chief Financial Officer in January 2000. He is a Certified Public Accountant and has had his own accounting practice in Boulder, Colorado for the past twelve years. Mr. Morris received his degree in Physics from Colorado State University and his CPA certificate in Colorado in 1972. Mr. Morris was employed with Brock Cordle and Associates as chief audit partner and securities audit partner. Mr. Morris will be responsible for all financial operations and controls, including budgeting, financing, financial reports and taxes. Mr. Morris is a member of the American Institute of Certified Public Accountants.

         Effective August 1, 2000, we anticipate appointing the following two individuals to our Board of Directors:

         Gregory C. Dutcher has been employed, since 1994, as president of the Oxford International Institute, a company dealing in institutional investing and commercial lending. Mr. Dutcher specializes in corporate finance for small and mid-sized public and private companies. Customers include consumer finance firms, high technology development companies and many others. He has served in various capacities of these firms, regarding financial decision-making and financial advisor in capital management and financial statements. For over 15 years, he has also been responsible for structuring and originating commercial mortgages, venture capital and debt instruments for such companies as Citibank, American Home Funding and National First Mortgage Corporation, to name a few.

         Paul B. Knight has been affiliated with several investment banking firms, including services as specialty underwriter for a member of the New York Stock Exchange. As President of Transwestern Financial Advisors, he assists in structuring and originating commercial mortgages, venture capital, creation of debt instruments, financial management, investment advisement, bond financing and securitizations, and acts as financial advisor to a number of commercial clients. He also has experience in capital management, financial forecasting, preparation of financial statements and overseeing SEC filings and requirements.

         All directors currently hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Our executive officers serve at the discretion of the Board of Directors and until their successors are duly elected and qualified.

         Medical and Scientific Advisory Board

         Michael J. Lawson, M.D. (Board Certified Nuclear Medicine & Internal Medicine) is the Director of the Good Samaritan PET Center, Phoenix, Arizona. Dr. Lawson has an extensive background in the field of nuclear medicine over the past thirty years. He is a founding Member of the American Society of Nuclear
Cardiology. Dr. Lawson is an active member of more than six medical organizations as well as having extensive publications. He is a graduate of the University of Utah School of Medicine. Dr. Lawson has joined us as the Advisor and Director of the PET Center.

         Steven M. Larson, M.D. (Board Certified Nuclear Medicine & Internal Medicine) is the Chief of Nuclear Medicine at Memorial Sloan Kettering Cancer Institute, New York, New York. Dr. Larson, a graduate of the Washington School of Medicine, has had an extensive background in the field of nuclear medicine and internal medicine over the past thirty years. Dr. Larson is an active member of several medical organizations as well as having extensive publications. Dr. Larson has joined us as a medical advisor in diagnostic and therapeutic medicine.

         Karl Erdman, Ph.D. has worked as Chief Scientist on PET Medical Cyclotron, Research Cyclotron, and Commercial Radioisotope Cyclotron Projects at EBCO Technologies, Inc. since 1987. Dr. Erdman received his Ph.D. in Physics from the University of British Columbia. Prior to joining Ebco, he worked as Associate Director of TRIUMF, Canada's National Meson Facility located in Vancouver, BC, and was involved as part of the team who built TRIUMF in 1972. He is an internationally recognized expert in negative ion cyclotrons, radio-frequency systems in Cyclotron Accelerators, charged particle beam line design and operation, and cyclotron applications. Dr Erdman taught at the Physics Department at the University of British Columbia. He has had many accepted international articles published on physics. He has joined us as a scientific advisor in cyclotron operations and controls.

         Richard R. Johnson, Ph.D. has worked as Program Manager on PET Medical Cyclotron, Research Cyclotron, and Commercial Radioisotope Cyclotron Projects at EBCO Technologies since 1996. Dr. Johnson received his Ph.D. in Physics from the University of British Columbia. Prior to joining Ebco, he worked as Division Head of TRIUMF, Canada's National Meson Facility located in Vancouver, BC, and was involved as part of Administration, Technical and Applied Programs responsible for medical applications. He has joined us as a scientific advisor in cyclotron operations and manufacturing procedures.

         Hermann Schweickert, Ph.D. is the head of the Cyclotron Laboratory at the National Laboratory of Germany. Dr. Schweickert received his Ph.D. in Physics from University of Heidelberg, Germany. He was responsible for the design, construction and operation of two accelerators at the laboratory. He is the head of the accelerator development group. He is a member the Institute of Nuclear Physics and The Institute of Neutron Physics and Reactor Technology. Dr. Schweickert is an expert for the International Atomic Energy Agency throughout the world in the field of radioisotope production for medical applications. He has published extensively in international physics journals. He has joined us as a scientific advisor in cyclotron operations and targets.

         Volker Bechtold, Ph.D. is the Deputy Director of the Cyclotron Laboratory at the National Laboratory of Germany. Dr. Bechtold received his Ph.D. in Physics of the University of Karlsrule, Germany. Previously, he was the scientist responsible for the design, construction and operation of the 42 MeV Cyclotron. He has worked as Director of Isotope Production and in the research center of the National Laboratory developing many of the radiopharmaceuticals for medical applications in Europe. Dr. Bechtold is an expert for the International Atomic Agency (IAEA) throughout the world in the field of radioisotope production for medical applications. He has published extensively in international physics journals. He has joined us as a scientific advisor in cyclotron operations, targets, (gas and solid), manufacturing and production of radiochemicals and radiopharmaceuticals.

         Robert L. Mundis, Certified Health Physicist is our radiation protection officer. His responsibilities will include, but not be limited to, the following: enforce compliance with all safety rules as contained in radioactive materials license and as promulgated by the federal, state and local governments; to inspect our facilities and records according to the provisions of the radioactive license on a quarterly basis and issue reports. He has worked as a Certified Health Physicist at the Los Alamos National Laboratory since 1991. Mr. Mundis received his BA in Mathematics from the University of Niagara. He is a Technical Staff Member in the TA-53 Accelerator Health Physics Section of the HS-1 Health Physics Operations Group at the Laboratory.

         Ronald J. Callahan Ph.D. is the Nuclear Pharmacist at the Division of Nuclear Medicine, Massachusetts General Hospital (Harvard Medical School). He received his Ph.D. at the Massachusetts College of Pharmacy. He is an expert in the field of pharmaceuticals and radiopharmaceuticals and on the Advisory Panel of the United States Pharmacopeia & National Formulary. He has served on the Board of Trustees of the Society of Nuclear Medicine. Dr. Callahan is a member of numerous societies, of which one is the Radiopharmaceutical Science Council of the Society of Nuclear Medicine.

         The members of the Medical and Scientific Advisory Board are expected to advise us on technical and scientific issues. We anticipate that the board of advisors will review the technical progress of our products, engineering and research and development, and will be compensated at a rate per meeting to be determined by our Board of Directors, plus reasonable travel expenses in connection with such meetings. The advisors will make recommendations to us regarding product capability and specifications, engineering designs and research and development objectives, and our future technical development. We do not intend to retain individuals to serve as advisors whose primary employers, or other third parties with whom such individuals have consulting arrangements, are in competition with us. Advisors may be retained individually by us on a consulting basis to perform work specifically for and at our direction. The members of the Medical and Scientific Advisory Board have each received 5,000 shares of common stock for their participation on this board.

Item 10. Executive Compensation.

         The following table sets forth the compensation paid or accrued, for the fiscal years ended March 31, 2000, 1999 and 1998 for our President and Executive Vice President. Other than our President and Executive Vice President, we have no officer whose salary and bonus were in excess of $100,000. There is no executive officer, other than those listed on the following table, who was awarded, earned or paid more than $100,000 for the fiscal year ended March 31, 2000, 1999 and 1998. We do not have any option or other grants outstanding.

------------------------------------ ---------------- --------------- ------------------ -------------------- ------------
                                                                                                Bonus
                                       Fiscal Year        Salary        Research and      Cyclotron License   Stock Bonus
Name and Principal Position               Ended                          Development         and Design
------------------------------------ ---------------- --------------- ------------------ -------------------- ------------
Malcolm H. Benedict, President            2000        $125,000          $  23,500                -0-             -0-
                                          1999        $125,000          $ 100,428            $37,157              -0-
                                          1998        $ 86,667          $  67,600                -0-             -0-
------------------------------------ ---------------- --------------- ------------------ -------------------- ------------
Donald A. Ludwig, Ph.D., Executive        2000        $ 52,084               -0-                 -0-            $75,000
Vice President                            1999        $  2,083          $  19,572                -0-              -0-
                                          1998             -0-               -0-                 -0-              -0-
------------------------------------ ---------------- --------------- ------------------ -------------------- ------------

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information with respect to the beneficial ownership of shares of common stock held by:

o each person or entity who is known by us to beneficially own five percent or more of the common stock; o each of our directors and executive officers; and o all of our directors and executive officers of the Company as a group.

                                                                         Percentage of Shares
                                                                        Beneficially Owned (3)
Name of Beneficial Owner (1)            Number of Shares(2)       Before Offering       After Offering
----------------------------            -------------------       ---------------       --------------

Malcolm H. Benedict                           3,119,000               34.39%                 30.98%
Donald A. Ludwig                                 66,667                0.73%                  0.66%
Janet L. Davis                                    6,667                0.07%                  0.07%
Vernon L. Morris                                 75,000                0.83%                  0.74%
All Directors and Executive
Officers as a group (four) persons

                                              3,267,334                36.03%                32.45%
Jacqueline Rae Quinn (4)                        821,333                 9.06%                 8.16%
First Trust Corporation (5)                     513,333                 5.66%                 5.10%
Total of all Principal Shareholders
                                              4,602,000                50.75%                45.71%

(1) Unless otherwise indicated, the address for each named individual or group is in care of Molecular Diagnostics and Therapeutics, Inc. at 1880 Industrial Circle, Suite B-3, Longmont, CO 80501.

(2)      Reflects 3 for 2 reverse stock split.

(3) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. None of the persons listed owns any options or other rights to acquire additional shares of our common stock.

(4) Jacqueline Rae Quinn is the beneficial owner of these shares, which were acquired by James C. Quinn while he served as a director of Molecular Diagnostics and Therapeutics, Inc. Mr. Quinn resigned as a director of Molecular Diagnostics and Therapeutics, Inc., effective July 7, 1999.

(5)      These shares beneficially owned by Arthur W. Young, a former director.

Item 12. Certain Relationships and Related Transactions.

         During the years ended March 31, 2000 and 1999, and for the period from February 19, 1992 (inception) through March 31, 2000, we paid officers $23,500, $157,157 and $583,033 (unaudited) respectively, for compensation that is included in the accompanying financial statements as research and development costs.

         During the year ended March 31, 2000, we paid officers $23,500 for compensation that was charged to research and development costs. Additional expenses of $56,140 resulted in research and development costs totaling $79,640 for the year ended March 31, 2000.

         During the year ended March 31, 2000 we issued 53,933 shares of no par value common stock to employees for compensation valued by management at the fair value of the common stock or $.75 per share. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act.

         During the year ended March 31, 2000 we issued 75,000 shares (post split) of no par value common stock to employees for compensation valued by management at the fair value of the common stock or $1.25 per share (post split). These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act.

         During the year ended March 31, 1999, we issued 103,500 shares of no par value common stock to employees for compensation valued by management at the fair value of the common stock, or $.75 per share. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act.

         We believe that these transactions were fair and reasonable to us and were on terms no less favorable than could have been obtained from unaffiliated third parties. Any such future transactions will be on terms no less favorable to us than could be obtained from unaffiliated parties.

Item  13.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

1. Underwriting and Selling Agreement, dated August 4, 1999 between the Registrant and Three Arrows Capital Corp., including Letter Agreement, dated August 3, 1999, between the Registrant and Three Arrows Capital Corp.*
1.1 Escrow Agreement, dated May 15, 2000, by and among the Registrant, the Underwriter, Norwest Bank Colorado, N.A. **
3.1               Copy of Registrant's Amended and Restated Articles of
                  Incorporation.*
3.1.1 Copy of Registrant's Articles of Amendment to the Articles of Incorporation, as filed with the Colorado Secretary of State on October 30, 1992.*
3.1.2 Copy of Registrant's Articles of Amendment to the Articles of Incorporation, as filed with the Colorado Secretary of State on November 9, 1999.*
3.2               Copy of Registrant's Bylaws.*
4.1               Specimen Common Stock Certificate.*
4.2               Form of Subscription Agreement**
5.1 Opinion by Reinhart, Boerner, Van Deuren, Norris & Rieselbach, P.C., as to legality of the shares of Common Stock offered by the Company.**
10.1 Copy of Second Amendment to Employment Agreement, effective as of January 1, 1999 between Registrant and Malcolm H. Benedict.*
10.2 Copy of Employment Agreement, effective as of April 1, 1998 between Registrant and Donald A. Ludwig, Ph.D.*
10.3 Letter of Proposal, dated September 30, 1999, from DVI Financial Services, Inc. to the Registrant.*
10.4 Pre-Contract Agreement, dated March 11, 1998 between the Registrant and Ebco Technologies.*
10.5 Contract to Buy and Sell Real Estate, dated March 8, 2000, between the Registrant and Horizon Investments, LLC.*
10.6 Agreement to Amend/Extend Contract, dated March 15,2000, between the Registrant and Horizon Investments, LLC.*
10.7 Loan Commitment dated June 28, 2000 to the Registrant from Oxford International, Inc.
23.1              Consent of Cordovano and Harvey, P.C.
23.2 Consent of Reinhart, Boerner, Van Deuren, Norris & Rieselbach, P.C., (included in Exhibit 5.1).**
27.1              Financial Data Schedule as of March 31, 2000.*

* Filed with the Commission on March 31, 2000 as part of Registrant's Registration Statement on Form SB-2

** Filed with the Commission on May 9, 2000 as part of Registrant's Amendment
   No. 1 to Registration Statement on Form SB-2

         (b) The Registrant has not filed any report on Form 8-K during the last quarter

                                   SIGNATURES

         In accordance with Section 15(d) of the Exchange Act of 1933, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MOLECULAR DIAGNOSTICS & THERAPEUTICS, INC.
Date: July 14, 2000
                                By: /s/ Malcolm H. Benedict
                                    -------------------------------------------
                                         Malcolm H. Benedict,
                                         Chairman of the Board, Chief Executive
                                         Officer, President and Treasurer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                           Title                         Date
       ---------                           -----                         ----

/s/Malcolm H. Benedict    Chairman of the Board, Chief Executive   July 14, 2000
-----------------------   Officer, President & Treasurer
Malcolm H. Benedict

                          Executive Vice President and Director
--------------------
Donald A. Ludwig

/s/Janet L. Davis         Secretary and Director                   July 14, 2000
------------------
Janet L. Davis

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACTBY NON-REPORTING ISSUERS

         As of the date of filing of this report on Form 10-KSB, no annual report or proxy material has been sent to security holders. At such time as the Registrant furnishes such an annual report or proxy materials to security holders, the Registrant shall furnish copies of such material to the Commission.