Form 10QSB
period 2000-06-30
MOLECULAR DIAGNOSTICS & THERAPEUTICS INC
filed 2000-08-14
CIK 1109888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: June 30, 2000                 Commission File Number 33-33662
                   -------------                                        --------



                  MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            COLORADO                                     84-1191749
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


1880 Industrial Circle, Suite B-3, Longmont, Colorado           80501
-----------------------------------------------------         ----------
     (Address of principal executive offices)                 (Zip code)

                                 (303) 485-8500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes     X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value                            9,068,123
--------------------------       -----------------------------------------------
       Class                     Number of shares outstanding at August 11, 2000




                     This document is comprised of 8 pages.

FORM 10-QSB
1ST QUARTER

                                      INDEX

                                                                          Page

PART I  FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Condensed balance sheet, June 30, 2000 (Unaudited).....................3

     Condensed statements of operations, three months ended
        June 30, 2000 (Unaudited) and 1999 (Unaudited), and
        February 19, 1992 (inception) through June 30, 2000 (Unaudited).....4

     Condensed statements of cash flows, three months ended
        June 30, 2000 (Unaudited) and 1999 (Unaudited), and
        February 19, 1992 (inception) through June 30, 2000 (Unaudited).....5

     Notes to condensed financial statements (Unaudited)....................6

     Item 2.  Plan of Operation.............................................7


PART II  OTHER INFORMATION..................................................7

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8K

     Signatures.............................................................8






* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

Part I.  Item 1.  Financial information

                  MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                                  June 30, 2000

                                     ASSETS

CURRENT ASSETS
     Cash....................................................................................$         9,687
                                                                                             ---------------
                                                                        TOTAL CURRENT ASSETS           9,687

FURNITURE AND EQUIPMENT, less accumulated depreciation of $85,294............................         19,147

OTHER ASSETS

     Earnest money deposit...................................................................        114,750
     Other...................................................................................          2,981
                                                                                             ---------------
                                                                                             $       146,565
                                                                                             ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities................................................$        86,197
                                                                                             ---------------
                                                                   TOTAL CURRENT LIABILITIES          86,197
                                                                                             ---------------

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; 5,000,000 shares authorized;
        -0- shares issued and outstanding....................................................              -
     Common stock, no par value; 45,000,000 shares authorized;
        9,068,123 shares issued and outstanding..............................................      3,142,446
     Deferred offering costs.................................................................       (314,201)
     Deficit accumulated during development stage............................................     (2,767,877)
                                                                                             ---------------
                                                                  TOTAL SHAREHOLDERS' EQUITY          60,368
                                                                                             ---------------

                                                                                             $       146,565
                                                                                             ===============


            See accompanying notes to condensed financial statements

                  MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                                       February 19,
                                                                                                           1992
                                                                      Three Months Ended                (Inception)
                                                                           June 30,                       through
                                                                  -----------------------------           June 30,
                                                                    2000               1999                 2000
                                                                  ----------        -----------        --------------

COSTS AND EXPENSES:
     Salaries and payroll taxes.................................. $   70,289        $    53,860         $     769,194
     Stockbased compensation.....................................        -                  -                 447,228
     Research and development costs..............................        -               26,687               639,173
     Contract labor..............................................        600             31,150               249,250
     Rent........................................................      6,171              9,192               179,530
     Web site, graphics and computer services....................      4,500                -                  75,937
     Professional fees...........................................      5,983              6,248               100,453
     Depreciation................................................      4,213              4,361                85,201
     Other general and administrative............................     11,313             15,168               221,674
                                                                  ----------        -----------         -------------
                                            OPERATING LOSS          (103,069)          (146,666)           (2,767,640)


INTEREST EXPENSE.................................................         -                  -                   (237)
                                                                  ----------        -----------         -------------

                                               LOSS BEFORE
                                              INCOME TAXES          (103,069)          (146,666)           (2,767,877)


INCOME TAXES (Note B)                                                    -                  -                     -
                                                                  ----------        -----------         -------------

                                                  NET LOSS        $ (103,069)       $  (146,666)        $  (2,767,877)
                                                                  ==========        ===========         =============

Basic and diluted loss per common share.......................... $    (0.01)       $     (0.02)
                                                                  ==========        ===========

Basic and diluted weighted average
     common shares outstanding...................................  9,068,123          8,159,642
                                                                  ==========        ===========




            See accompanying notes to condensed financial statements

                  MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                                       February 19,
                                                                                                           1992
                                                                      Three Months Ended                (Inception)
                                                                           June 30,                       through
                                                                  -----------------------------           June 30,
                                                                    2000               1999                 2000
                                                                  ----------        -----------        --------------

                                           NET CASH (USED IN)
                                        OPERATING ACTIVITIES      $   (120,179)         $ (138,074)      $ (2,260,881)
                                                                  ------------          ----------       ------------

INVESTING ACTIVITIES
     Payments for furniture and equipment........................       (3,389)             (4,189)          (104,441)
                                                                  ------------          ----------       ------------
                                           NET CASH (USED IN)
                                        INVESTING ACTIVITIES            (3,389)             (4,189)          (104,441)
                                                                  ------------          ----------       ------------

FINANCING ACTIVITIES
     Proceeds from the sale of preferred and
        common stock..............................................         -               145,850          2,924,840
     Payments for the repurchase of common stock..................         -                   -               (5,873)
     Payments for offering costs..................................     (21,862)                -             (543,958)
                                                                  ------------          ----------       ------------
                               NET CASH PROVIDED BY (USED IN)
                                        FINANCING ACTIVITIES           (21,862)            145,850          2,375,009
                                                                  ------------          ----------       ------------

NET CHANGE IN CASH................................................    (145,430)              3,587              9,687
     Cash, beginning of period....................................     155,117               4,883
                                                                  ------------          ----------       ------------

CASH, END OF PERIOD...............................................$     9,687          $    8,470       $      9,687
                                                                  ============          ==========       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest.......................................$        -            $      -         $        237
                                                                  ============          ==========       ============
     Cash paid for income taxes...................................$        -            $      -         $        -
                                                                  ============          ==========       ============


NONCASH INVESTING AND FINANCING TRANSACTIONS:
     Common stock issued as earnest money as part
        of a land purchase agreement..............................$        -            $       -        $    114,750
                                                                  ============          ==========       ============
     Accrued offering costs.......................................$        -            $       -        $    108,649
                                                                  ============          ==========       ============


            See accompanying notes to condensed financial statements

                  MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2000

Note A:  Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated March 31, 2000 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note B:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended June 30, 2000 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note C:  Land purchase contract

On June 15, 2000, the Company agreed to an extension of the closing date for the land purchase contract signed on March 8, 2000. The closing date was amended to be a date four months and ten days after the seller records an approved, corrected plat of Filing II of Vista Commercial Center, and gives written notice to the Company of such recording.

The Company issued 102,000 shares of its restricted common stock, valued at $114,750, as an earnest money deposit under the terms of the contract. The Company's ability to recover the cost of its $114,750 deposit and to pay the remainder of the purchase price of $1,083,980 is dependent on the timing and success of the Company's proposed stock offering.

Note D:  Subsequent event

At the time of the preparation of this Form, the Company was in negotiations to obtain $500,000 in exchange for a promissory note. Proceeds from the note will be used to construct the Company's manufacturing facility, purchase equipment and for working capital.

Part I.  Item 2.     Plan of operation

                  MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

PLAN OF OPERATION

The Company is in the process of conducting a public stock offering under an effective registration statement on form SB-2 on file with the Securities and Exchange Commission. The Company plans to sell a minimum of 200,000 shares and a maximum of 1,000,000 shares of its common stock. If the Company sells the minimum number of shares offered, the net proceeds will enable it to open the manufacturing facility and to begin manufacturing and marketing. Should the Company not sell the minimum number of shares offered, it will continue to seek debt or equity financing through private sources in an amount sufficient to open the manufacturing facility and then attempt to fulfill the business plan from anticipated earnings. The Company plans to finance the acquisition of the cyclotron, the production facility and the majority of its robotic and manufacturing equipment needed to implement its business plan.

The Company plans to hire up to 21 additional employees during the first 12 months following funding, should the Company sell the maximum number of shares offered. The increase in employees will be related to the amount of funding received.

Results of operations

No income producing operations were conducted during the most recent quarter. Expenses, since year-end consisted of salaries and payroll taxes, rent, professional fees, printing and other general and administrative costs.

Financial condition

During the 3 months ended June 30, 2000, the Company's cash balance decreased from $155,117 at March 31, 2000 to $9,687 at June 30, 2000. The decrease was due to the payment of salaries and payroll taxes ($70,289), offering costs ($21,862), general and administrative costs ($27,041), and liabilities ($26,238). As of June 30, 2000, the Company had not raised proceeds through its initial public offering; however, as of the date of this form, it was negotiating to obtain $500,000 in exchange for a promissory note (see Note D to the condensed financial statements).

PART II - OTHER INFORMATION Items 1 through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits              27 - Financial Data Schedule.

         There were no reports on Form 8-K.

SIGNATURES

The financial information furnished herein has not been audited by and independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended June 30, 2000 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MOLECULAR DIAGNOSTICS AND THERAPEUTICS, INC.
                                       (Registrant)


DATE:    August 11, 2000           BY:
         ---------------               ---------------------------------------
                                                   Malcolm Benedict, President